Form 10QSB
period 1995-07-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1995-09-14
CIK 730013

             FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report
                     (As last amended by 34-32231, eff. 6/3/93.)


                      U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 31, 1995

                                         or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period.........to.........

                           Commission file number 0-13261


                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP
          (Exact name of small business issuer as specified in its charter)


               South Carolina                                  57-0755618
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
            Greenville, South Carolina                            29602
      (Address of principal executive offices)                  (Zip Code)

                      Issuer's telephone number (803) 239-1000

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
      requirements for the past 90 days.  Yes  X  .  No      .

                     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

      a)              SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                    BALANCE SHEET
                                     (Unaudited)

                                    July 31, 1995


       Assets

          Cash:
             Unrestricted                                             $   893,793
             Restricted--tenant security deposits                         228,972

          Investments                                                     395,379
          Accounts receivable                                               8,206
          Escrow for taxes                                                571,606
          Restricted escrows                                            1,714,346

          Other assets                                                    777,085
          Investment properties:
             Land                                      $ 5,635,471
             Buildings and related personal property    52,279,994

                                                        57,915,465
             Less accumulated depreciation             (24,222,755)    33,692,710
                                                                      $38,282,097


       Liabilities and Partners' Capital (Deficit)
       Liabilities
          Accounts payable                                            $   198,582
          Tenant security deposits                                        225,191

          Accrued taxes                                                   712,302
          Other liabilities                                               405,028
          Mortgage notes payable                                       31,197,562


       Partners' Capital (Deficit)
          General partners                             $  (312,679)
          Limited partners (42,324 units
             issued and outstanding)                     5,856,111      5,543,432

                                                                      $38,282,097




                   See Accompanying Notes to Financial Statements

      b)             SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)




                                           Three Months Ended           Nine Months Ended
                                                July 31,                   July 31,
                                           1995           1994         1995          1994

       Revenues:
          Rental income                $2,598,756     $2,537,873    $7,703,174   $7,384,433
          Other income                    139,596        120,805       468,166      351,279

             Total revenues             2,738,352      2,658,678     8,171,340    7,735,712

       Expenses:
          Operating                       740,170        752,943     2,059,544    2,083,170

          General and administrative      179,674         57,779       320,124      190,433
          Property management fees        138,809        131,144       405,758      382,905
          Maintenance                     396,185        468,969     1,062,734    1,229,400
          Depreciation                    553,227        521,410     1,633,249    1,551,460

          Interest                        710,549        723,227     2,142,533    2,177,451
          Property taxes                  239,141        230,710       705,812      670,569
             Total expenses             2,957,755      2,886,182     8,329,754    8,285,388

       Loss on disposal of property        (2,155)       (23,601)      (13,457)     (39,216)


             Net loss                  $ (221,558)    $ (251,105)   $ (171,871)  $ (588,892)

       Net loss allocated
          to general partners (1%)     $   (2,216)    $   (2,511)   $   (1,719)  $   (5,889)
       Net loss allocated
          to limited partners (99%)      (219,342)      (248,594)     (170,152)    (583,003)

                                       $ (221,558)    $ (251,105)   $ (171,871)  $ (588,892)
       Net loss per limited
          partnership unit             $    (5.18)    $    (5.87)   $    (4.02)  $   (13.77)



                   See Accompanying Notes to Financial Statements

      c)              SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)




                                        Limited
                                      Partnership   General       Limited
                                          Units     Partners      Partners         Total

       Original capital
          contributions                  42,324     $  2,000    $42,324,000     $42,326,000
       Partners' capital at
          October 31, 1994               42,324    $(310,960)   $ 6,026,263     $ 5,715,303

       Net loss for the nine months
          ended July 31, 1995                --       (1,719)      (170,152)       (171,871)

       Partners' capital at
          July 31, 1995                  42,324    $(312,679)   $ 5,856,111     $ 5,543,432


                  See Accompanying Notes to Financial Statements

      d)              SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                   Nine Months Ended
                                                                         July 31,
                                                                    1995            1994

       Cash flows from operating activities:
          Net loss                                              $ (171,871)     $  (588,892)
          Adjustments to reconcile net loss to net

           cash provided by operating activities:
             Depreciation                                        1,633,249        1,551,460
             Amortization of discounts and loan costs              239,750          232,307
             Loss on disposal of property                           13,457           39,216

             Change in accounts:
              Restricted cash                                      (11,863)         (12,926)
              Accounts receivable                                    5,418           18,748
              Escrows for taxes                                   (159,710)        (268,431)

              Other assets                                          28,106           28,759
              Accounts payable                                    (109,273)        (195,777)
              Tenant security deposit liabilities                    8,082           12,926
              Accrued taxes                                        129,162          164,949

              Other liabilities                                     25,145           (3,951)
                Net cash provided by operating activities        1,629,652          978,388

       Cash flows from investing activities:
          Property improvements and replacements                  (642,980)        (490,348)
          Cash invested in short-term investments                 (521,379)        (720,333)

          Cash received from matured investments                   703,527          912,416
          Deposits to restricted escrows                          (226,672)        (224,653)
          Receipts from restricted escrows                          58,156          309,380
                Net cash used in investing activities             (629,348)        (213,538)

       Cash flows from financing activities:

          Payments on mortgage notes payable                      (564,289)        (523,118)
                Net cash used in financing activities             (564,289)        (523,118)

       Net increase in cash                                        436,015          241,732

       Cash at beginning of period                                 457,778          370,797
       Cash at end of period                                    $  893,793       $  612,529
       Supplemental disclosure of cash flow information:

          Cash paid for interest                                $1,903,808       $1,944,979


                   See Accompanying Notes to Financial Statements

      e)              SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note B - Reconciliation of Cash Flows

         The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                        For the Nine Months Ended

                                                                   July 31,
                                                          1995               1994



       Net cash provided by operating activities      $1,629,652       $  978,388
          Payments on mortgage notes payable            (564,289)        (523,118)
          Property improvements and replacements        (642,980)        (490,348)
          Changes in reserves for net operating

           liabilities                                    84,933          255,703
          Change in restricted escrows, net             (168,516)          84,727
          Additional reserves                           (340,000)        (306,000)
               Net cash used in operations             $  (1,200)       $    (648)

                               SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                              (unaudited)



      Note B - Reconciliation of Cash Flows - continued

         The Corporate General Partner has reserved an additional $340,000 and $306,000 for capital expenditures and to the fund the Reserve Escrow, as defined in the mortgage notes. These Reserve Escrows require the partnership to deposit $1,000 per apartment unit for each respective property, or $1,710,000. The current balance is $1,642,890.

      Note C   Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1995 and 1994:



                                                           For the Nine Months Ended

                                                                   July 31,
                                                          1995                 1994



       Property management fees                       $405,758            $382,905
       Data processing services                         28,079              26,024
       Marketing services                                5,596              11,010
       Reimbursement for services of affiliates         92,117              74,796


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended July 31, 1995 and 1994:


                                                           Average
                                                          Occupancy

       Property                                          1995        1994

       Marble Hills
          Richmond, Virginia                             96%          94%
       Rocky Creek
          Augusta, Georgia                               90%          89%

       Carriage House
          Gastonia, North Carolina                       98%          98%

       Nottingham Square
          Des Moines, Iowa                               94%          96%

       Foxfire/Barcelona
          Durham, North Carolina                         98%          93%
       River Reach
          Jacksonville, Florida                          99%          98%

       Village Gardens
          Fort Collins, Colorado                         94%          97%


         The Corporate General Partner attributes the increase in occupancy at Foxfire to a reduction in the number of tenants purchasing homes as well as a strong market created by the property's proximity to the universities and hospitals in the Durham area. In addition, the Durham area experienced little growth in new apartment complexes over the last several years. During this time, Foxfire's overall reputation improved resulting in decreased turnover. The Corporate General Partner attributes the decrease in occupancy at Village Gardens to competition from several new apartment complexes in the area.

         The Partnership's net loss for the nine months ended July 31, 1995, was $171,871 with the third quarter having a loss of $221,558. The Partnership reported net losses of $588,892 and $251,105 for the corresponding periods of 1994. The decrease in net loss is primarily due to an increase in rental income due to an increase in occupancy at four of the properties and rental rate increases at all properties. In addition, maintenance expense decreased due to the high level of repair and maintenance activity in 1994, including exterior painting projects at Carriage House and Nottingham Square, parking lot and tennis court surface renovations at Rocky Creek, exterior wood replacement and painting at Foxfire and asbestos removal at Village Gardens. In addition, other income increased due to an increase in various tenant charges, such as lease cancellation and application fees, and the increase in laundry income at Marble Hills. Interest income increased due to an increase in the restricted escrow balances earning interest at higher interest rates in 1995.

      The loss from the retirement of property decreased due to fewer roof replacements in 1995 as compared to 1994. Offsetting the decrease in net loss is an increase in general and administrative expenses due to increased legal fees associated with the lawsuits disclosed in the Legal Proceedings section below, as well as increased professional expenses in connection with the tender offers.

         As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

         At July 31, 1995, the Partnership reported unrestricted cash of $893,793 versus $612,529 for the same period of 1994. Net cash provided by operations increased primarily due to the decrease in net loss as discussed above. In addition, the change in escrow for taxes reflects an increase in cash due to the timing of the transfers from the tax escrow to unrestricted cash in order to cover tax payments. The decrease in accrued taxes, reflecting the payment of the taxes, offsets this change. Also contributing to the change was a decrease in cash used in accounts payable due to the timing of payments. In addition, other liabilities caused an increase in cash provided by operating activities due to an increase in tenant rental prepayments, particularly at Nottingham Square and River Reach. Net cash used in investing activities increased primarily due to an increase in property improvements and replacements. These improvements include gutter and cabinet replacements at Nottingham Square and parking lot resurfacing at River Reach. In addition, receipts from restricted escrows decreased due to the majority of the renovations required by the refinancing in 1992 having been completed in the prior two years. The 1995 improvements were primarily funded from property operations. Net cash used in financing activities increased due to an increase in principal payments on the mortgage notes payable.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $31,197,562, net of discount, is amortized over 257 months with a balloon payment of $25,606,184 due on November 15, 2002, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the $1,000 per apartment unit is funded for each respective property. No cash distributions were recorded in 1994 or during the first nine months of 1995. At this time, the Corporate General partner does not anticipate making a cash distribution from property operations during 1995. On June 2, 1995, the Partnership entered into an Agreement of Purchase and Sale ("Agreement") between Shelter Properties VI Limited Partnership and an unaffiliated third party in connection with Marble Hills Apartments. The Agreement is contingent upon the satisfaction of numerous closing conditions. Therefore, the Corporate General Partner cannot guarantee that this sale will close. If the sale is consummated, the Corporate General Partner believes that the Partnership may make a cash distribution.

                       PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

               The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia.

            The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 7,995 Units at a price of $200.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. The Partnership has not made cash distributions to Unit holders since 1986. On June 2, 1995, the partnership entered into an agreement of purchase and sale to sell one of its properties. If the sale is consummated, the Corporate General Partner believes that the Partnership may make a cash distribution of up to $1,000,000 ($23.63 per unit) to Unit holders. There can be no assurance that such sale will be consummated. If the sale is not consummated, the Corporate General Partner does not expect that the Partnership will be in a position to make a distribution of cash from operations in the near term. In addition, the Corporate General Partner is entitled to certain cash distributions in respect of its general partner interest. The Corporate General Partner has not received a cash distribution in respect of its general partner interest since 1986.

            As a result of the Affiliated Purchaser's acquisition of 18.9% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the three years in the period ended October 31, 1994, pursuant to property management agreements. Property management fees paid to IMG amounted to $472,626, $491,112, and $517,482, respectively, for the three years ended October 31, 1992, 1993, and 1994. Additionally, the Partnership paid IMG property management fees equal to $405,758 during the first three quarters of fiscal 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $160,342, $179,813, and $191,686, respectively, for the three years ended October 31, 1992, 1993, and 1994 and $125,792 during the first three quarters of fiscal 1995. In 1992, an affiliate of Insignia assisted an unaffiliated third party engaged by the Partnership in connection with refinancings of the

      Partnership's properties, and received $319,995 from the third party for providing such assistance. In addition, at various times during the past three fiscal years an affiliate of Insignia has held a promissory note or preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

            The terms of the Affiliated Purchaser's financing of the Affiliate Offer may result in future potential conflicts of interest. The Affiliated Purchaser paid for the Units it purchased pursuant to the Affiliate Offer with funds provided by Insignia, and Insignia, in turn, obtained these funds from its working capital. It is possible, however, that in connection with its future financing activities, Insignia may cause or request the Affiliated Purchaser to pledge its Units as collateral for loans, or otherwise agree to terms which provide Insignia and the Affiliated Purchaser with incentives to generate substantial near-term cash flow from the Affiliated Purchaser's investment in the Units. In such a situation, the Corporate General Partner may experience a conflict of interest in seeking to reconcile the best interests of the Partnership with the need of its affiliates for cash flow from the Partnership's activities.

            On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $200.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 7,995 Units at a price of $200.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

            Following those discussions, at approximately 6:45 p.m. on Monday, May 22, 1995, the Corporate General Partner received a letter from High River Limited Partnership ("High River") which stated that High River was commencing, by public announcement, a cash tender offer for up to approximately 30% of the outstanding Units at a price of $230.00 per Unit (the "High River Offer"). High River sent similar letters to the Insignia affiliated corporate general partners of five other limited partnerships. On May 23, 1995, Insignia issued a press release which announced receipt of the letters.

            From 12:00 noon on Tuesday, May 23 through late in the evening of Wednesday, May 24, the Affiliated Purchaser, Insignia, and High River and their respective counsel had a series of meetings and telephone conversations to explore a possible joint venture relationship with respect to various real estate related investment opportunities, including the Affiliate Offer. Representatives of High River terminated the discussions. No agreement was reached with respect to the Affiliated Offer or any other matter.

            On the afternoon of Thursday, May 25, 1995, the Corporate General Partner received a second letter from High River stating that High River had initiated a tender offer for up to 40% of the outstanding Units at a price of $290.40 per Unit. High River also issued a press release announcing the High River Offer and that High River was commencing similar tender offers for units of limited partnership interest in five other partnerships in which other Insignia affiliates are the corporate general partners. Upon receiving the letter from High River, Insignia issued its own press release announcing the terms of the six High River offers.

            Also on May 25, 1995, the Corporate General Partner received a copy of a Complaint (the "High River Complaint") seeking, among other things, an order from the United States District Court for the District of Delaware enjoining the closing of the Affiliate Offer. The High River Complaint related to the Affiliate Offer and to five other tender offers made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia are general partners. The High River Complaint named as defendants the Affiliated Purchaser and each of the Insignia affiliates making the five other tender offers; the Corporate General Partner and the five other Insignia-affiliated general partners; and Insignia. The High River Complaint contained allegations that, among other things, the Affiliated Purchaser sought to acquire Units at highly inadequate prices, and that the Affiliate Offer contained numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concerned, among other things, the true value of the units; the true financial conditions of the Partnership; the factors affecting the likelihood that properties owned by the Partnership will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets. The High River Complaint also alleged that the Affiliated Purchaser failed to comply with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934.

            On Friday, May 26, 1995, the United States District Court for the District of Delaware denied High River's motion for a temporary restraining order to postpone the closing of the Affiliate Offer. On May 26, 1995, Insignia issued a press release announcing the Court's decision. High River subsequently voluntarily withdrew the High River

      Complaint without prejudice.

            On May 26, 1995, High River filed a Schedule 14D-1 relating to the High River Offer and containing an Offer to Purchase and a related Assignment of Partnership Interest. The Affiliate Offer expired as scheduled at midnight on May 26, 1995. As filed on May 26, 1995, the High River Offer was conditioned upon the Affiliate Offer being extended by at least 10 business days. High River issued a press release, dated May 26, 1995, announcing that the extension of the Affiliate Offer for 10 business days would be eliminated as a condition to the High River Offer. Also on May 26, the Chairman and Chief Executive Officer of Insignia received a letter from Mr. Icahn. In the letter, Mr. Icahn accused Insignia of disregarding its "fiduciary responsibilities."

            On Friday June 2, the High River Offer to Purchase and the related Assignment of Partnership Interests were mailed to Unit holders. On Monday, June 5, the Corporate General Partner delivered a letter to High River which requested that High River cure certain alleged critical omissions, misstatements, and deficiencies in the High River Offer by June 7, 1995. On June 7, the Corporate General Partner received a letter from Mr. Icahn stating that High River does not agree with the positions taken in the Corporate General Partner's June 5 letter.

            On June 8, 1995, the Corporate General Partner commenced an action against High River and Carl C. Icahn in the United States District Court for the District of South Carolina. The complaint alleged that the High River Offer misled Unit holders and violated federal securities laws. The Partnership sought relief from High River's and Mr. Icahn's actions in the form of an injunction against the High River Offer, a judgment declaring that the untrue statements in and omissions from the

      High River Offer constitute violations of the federal securities laws, and an order requiring High River to make appropriate disclosures to correct all of the false and misleading statements in and omissions from the High River Offer.

            The Partnership and the Corporate General Partner recommended that the Unit holders reject the High River Offer and not tender their Units pursuant to the High River Offer. The Partnership and the Corporate General Partner stated that they may reconsider their recommendation if High River makes additional disclosures to the Unit holders as the Corporate General Partner requested. For further information, see the Partnership's Solicitation/Recommendation Statement on Schedule 14D-9 which was filed with the Securities and Exchange Commission on June 9, 1995.

            On June 12, 1995, High River filed an amendment to its Schedule 14D-1 containing a Supplement to its Offer to Purchase. The Supplement amended the High River Offer to increase the number of Units being sought to all of the outstanding Units and amended certain disclosures in the Offer to Purchase.

            Persons claiming to own Units filed a purported class action and derivative suit in the United States District Court for the District of South Carolina seeking, among other things, an order enjoining the Affiliate Offer. On Thursday, May 18, 1995, the Court denied plaintiffs' motion for a temporary restraining order postponing the closing of the Affiliate Offer, which expired as scheduled on May 26, 1995. Counsel for the parties are engaged in settlement discussions and may continue such discussions.

            The Complaint applies to the Affiliate Offer and to five other tender offers being made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia serve as general partners. The Complaint names as defendants the Affiliated Purchaser and each of the Insignia affiliates, including the five other tender offerors; the Corporate General Partner and five other Insignia-affiliated general partners; and four individuals who are officers and/or directors of Insignia, the Corporate General Partner and/or the Affiliated Purchaser. The Complaint contains allegations that, among other things, the defendants have intentionally mismanaged the Partnership and the five other Partnerships (collectively the "Partnerships") and acted contrary to the limited partners' best interests in order to prolong the lives of the Partnerships and thus continue the revenues derived by Insignia from the Partnerships while at the same time reducing the demand for the Partnerships' units in the limited resale market for the units by artificially depressing the trading prices for the units, in order to create a favorable environment for the Affiliate Offer and the five other tender offers. In the Complaint the plaintiffs also allege that in the Affiliate Offer and the five other tender offers, the Affiliated Purchaser will acquire effective voting control over the Partnerships at highly inadequate prices, and that the offers to purchase and related tender offer documents contain numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concern, among other things, the advantages to Unit holders of tendering Units pursuant to the Affiliate Offer; the true value of the Units; the true financial condition of the Partnerships; the factors affecting the likelihood that properties owned by the Partnerships will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets.

            On Friday, June 16, plaintiffs filed an amended complaint which contained allegations that, among other things, the defendants engaged in a plan by which they misappropriated the Partnerships' assets and fraudulently induced limited partners to sell units to the defendants at highly inadequate prices by causing the Partnerships to take actions that artificially depressed the prices available for units and by knowingly disseminating false and misleading statements and omissions of material facts. The plaintiffs alleged that the defendants breached fiduciary duties and violated federal securities law by closing the Affiliate Offer and the five other tender offers made by affiliates of Insignia for units in the other Partnerships with the knowledge that the limited partners were not aware of the High River Offer. The plaintiffs further alleged that the defendants, since the close of the Affiliate
      Offer, had caused the Partnerships to enter into several wasteful transactions that had no business purpose or benefit to the Partnerships solely in order to entrench themselves in their positions of control over the Partnerships, with the effect of impeding and possibly preventing nonaffiliated entities from making tender offers that offer higher value to unit holders than defendants paid.

            Subsequent to the filing of the lawsuit by the Corporate General Partner against High River and Carl C. Icahn, the Corporate General Partner and High River began discussions in an attempt to settle the lawsuit. On Friday, June 16, 1995, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Wednesday, June 28, 1995, and that High River and the Corporate General Partner were engaged in settlement discussions.

            On Saturday, June 17, the Affiliated Purchaser and Insignia entered into an agreement with Carl C. Icahn and High River (the "Agreement") and the Corporate General Partner, among others, entered into a letter agreement with High River (together with the Agreement, the "Agreements"). The Agreements provide generally that Insignia would not, and will not cause or permit its affiliates to, actively oppose the High River Offer, but rather would take a neutral stance with respect to the High River Offer, except in the case of a competing third party bid made prior to the expiration of the High River Offer or the occurrence of any event materially adversely affecting High River Offer. The High River Offer would proceed in accordance with its terms, as amended, and the Corporate General Partner would cooperate to facilitate the admission of High River as a substitute limited partner with respect to any Units High River purchases pursuant to the High River Offer in accordance with the terms of the Partnership Agreement and applicable law. The Agreements limit High River's ability to amend or extend the High River Offer. Apart from purchases made by High River pursuant to the High River Offer, neither High River nor Insignia nor any of their respective affiliates would purchase any additional Units pursuant to a tender offer and can only purchase additional Units from time to time under certain conditions specified in the Agreements. High River would vote on certain matters concerning the Partnership as directed by Insignia. In addition, High River and its affiliates are prohibited from soliciting proxies with respect to the Partnership or otherwise making proposals concerning the Partnership directly to other Unit holders. High River and Insignia have certain buy-sell rights with respect to the other's Units which may be exercised 18 months after the effective date of the Agreements and annually thereafter and at earlier or later dates under other circumstances specified in the Agreements, including the proposal of certain transactions otherwise protected by the Agreements. The party selling Units pursuant to the buy-sell transaction must sell or cause to be sold to the other party all Units beneficially owned by the first party and its affiliates.

            Litigation initiated by the Corporate General Partner concerning the High River Offer and litigation initiated by High River concerning the Affiliate Offer was dismissed with prejudice and mutual releases were exchanged. On June 20, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Monday, July 3, 1995.

            On July 20, 1995, the Partnership mailed a letter to limited partners of the Partnership who tendered limited partnership units to the Affiliated Purchaser in the recent tender offer. The letter notifies the limited partners that the Affiliated Purchaser has offered to increase the amount paid to such limited partners by an additional 45%.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits:  None

               b) Reports on Form 8-K filed in the third quarter ended July 31, 1995:

                  Current report on Form 8-K dated July 20, 1995, as filed with the Securities and Exchange Commission on July 25, 1995.

                                 SIGNATURES



            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SHELTER PROPERTIES VI LIMITED
                                         PARTNERSHIP

                                         By: Shelter Realty VI Corporation
                                             Corporate General Partner



                                         By:/s/ William H. Jarrard, Jr.
                                            William H. Jarrard, Jr.
                                            President and Director




                                         By:/s/ Ronald Uretta
                                            Ronald Uretta
                                            Treasurer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)



                                         Date:  September 14, 1995