Form 10KSB
period 1995-10-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1996-01-29
CIK 730013

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended October 31, 1995
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


               For the transition period from.........to.........

                         Commission file number 0-13261

                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $10,840,319

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. $9,975,823


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated March 22, 1984 (included in Registration Statement, No.2-86995, of Registrant) are incorporated by reference into Parts I and III.


                                     PART I



Item 1. Description of Business


      Shelter Properties VI Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired nine existing apartment properties during 1984 and 1985 and has been operating such properties since that time with the exception of Northridge Landing Apartments, which the Partnership permitted a lender to foreclose upon on February 6, 1990. Furthermore, on September 29, 1995, the Registrant sold Marble Hills Apartments as discussed in Note B to the financial statements.

      Commencing March 22, 1984, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 34,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account. By means of Supplement No. 4 dated September 28, 1984, the Partnership offered for sale an additional 15,000 Units. An additional 100 Units were purchased by the Corporate General Partner. Limited partners are not required to make any additional capital contributions.

      The Units were registered under the Securities Act of 1933 via Registration Statement No. 2-86995 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated March 22, 1984 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

      The offering terminated in October 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 42,324 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $42,324,000. Unsold Units (numbering 7,676) were deregistered pursuant to Post Effective Amendment No. 1 to Registration Statement No. 2-93285 filed with the Securities and Exchange Commission on November 13, 1984. The Registrant invested approximately $30,300,000 of such proceeds in nine existing apartment properties and thereby completed its acquisition program in March 1985 at approximately the expenditure level estimated in the Prospectus. Funds not expended because they are held as reserves have been invested by the Registrant, in accordance with the policy described in the Prospectus, in U. S. Government securities or other highly liquid, short-term investments where there is appropriate safety of principal.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by Shelter Realty VI Corporation, the Corporate General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Item 2. Description of Properties

      On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the mortgages, payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest, was $3,352,538. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229.

      The following table sets forth the Registrant's investments in properties:


                                 Date of
 Property                        Purchase    Type of Ownership       Use

 Rocky Creek Apartments          6/29/84   Fee ownership subject   Apartment
   Augusta, Georgia                        to first and second     120 units
                                           mortgages.

 Carriage House Apartments       6/29/84   Fee ownership subject   Apartment
  Gastonia, North Carolina                 to first and second     102 units
                                           mortgages.

 Nottingham Square Apartments    8/31/84   Fee ownership subject   Apartment
  Des Moines, Iowa                         to first and second     442 units
                                           mortgages.

 Foxfire Apartments              9/30/84   Fee ownership subject   Apartment
 Barcelona Apartments            3/28/85   to first and second     353 units
  Durham, North Carolina                   mortgages.

 River Reach Apartments          1/30/85   Fee ownership subject   Apartment
  Jacksonville, Florida                    to first and second     298 units
                                           mortgages.

 Village Garden Apartments       3/01/85   Fee ownership subject   Apartment
  Fort Collins, Colorado                   to first and second     141 units
                                           mortgages.



Schedule of Properties:

                           Gross
                          Carrying    Accumulated                         Federal
 Property                  Value      Depreciation     Rate    Method    Tax Basis
 Rocky Creek            $ 4,390,632     1,789,256    5-35 yrs   S/L    $ 1,390,633
  Augusta, GA
 Carriage House           3,674,305     1,747,358    5-27 yrs   S/L        907,787
  Gastonia, NC
 Nottingham Square       13,204,432     5,686,950    5-29 yrs   S/L      5,289,976
  Des Moines, IO
 Foxfire/Barcelona       11,159,648     4,825,735    5-31 yrs   S/L      4,991,286
  Durham, NC
 River Reach             13,947,246     5,524,502    5-27 yrs   S/L      5,272,163
  Jacksonville, FL
 Village Garden           3,877,232     1,450,437    5-30 yrs   S/L      1,713,618
  Fort Collins, CO

       Total            $50,253,495   $21,024,238                      $19,565,463

   See Note A to financial statements in Item 7 for a description of
                 Partnership's depreciation policy.

Schedule of Mortgages:

                    Principal                                          Principal
                    Balance At      Stated                              Balance
                    October 31,    Interest    Period     Maturity      Due At
 Property              1995          Rate     Amortized     Date       Maturity

 Rocky Creek
  1st Mortgage      $ 2,251,898      7.60%       (1)      11/15/02    $1,736,788
  2nd Mortgage           74,162      7.60%       (1)      11/15/02        74,162

 Carriage House
  1st Mortgage        2,075,695      7.60%       (1)      11/15/02     1,601,014
  2nd Mortgage           68,358      7.60%       (1)      11/15/02        68,358

 Nottingham Square
  1st Mortgage        8,126,463      7.60%       (1)      11/15/02     6,267,752
  2nd Mortgage          267,627      7.60%       (1)      11/15/02       267,627

 Foxfire/Barcelona
  1st Mortgage        5,874,563      7.60%       (1)      11/15/02     4,530,960
  2nd Mortgage          193,466      7.60%       (1)      11/15/02       193,466

 River Reach
  1st Mortgage        7,636,905      7.60%       (1)      11/15/02     5,890,126
  2nd Mortgage          251,505      7.60%       (1)      11/15/02       251,505

 Village Garden
  1st Mortgage        2,643,551      7.60%       (1)      11/15/02     2,038,923
  2nd Mortgage           87,060      7.60%       (1)      11/15/02        87,060

                     29,551,253
 Less unamortized
  discounts          (1,645,739)

                    $27,905,514


(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.


Average annual rental rate and occupancy for 1995 and 1994 for each property:


                              Average Annual                Average Annual
                               Rental Rates                   Occupancy

                            1995           1994             1995      1994

 Rocky Creek              $6,610         $6,501              90%       91%
 Carriage House            6,352          5,930              98%       98%
 Nottingham Square         6,539          6,385              94%       95%
 Foxfire/Barcelona         6,118          5,812              98%       94%
 River Reach               7,141          6,901              99%       99%
 Village Garden            6,232          5,804              95%       97%


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

   As noted under Item 1., Description of Business, the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual tenant leases 10% or more of the available rental space.

   Real estate taxes and rates in 1995 for each property were:

                                      1995          1995
                                    Billing         Rate


 Rocky Creek                       $ 35,391*       2.72%
 Carriage House                      35,905*       1.26%
 Nottingham Square                  360,258*       3.26%
 Foxfire/Barcelona                  155,918*       1.62%
 River Reach                        228,251*       2.20%
 Village Garden                      42,968*       8.99%


*Due to this property having a fiscal year different than the real estate tax year, tax expense does not agree to the 1995 billing.


Item 3.  Legal Proceedings

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

     The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 7,985 Units at a price of $200.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. The Partnership had not made cash distributions to Unit holders since 1986. However, before year end, distributions of $1,000,000 were declared. These distributions were paid subsequent to year end. Because the cash distributed represents proceeds from the sale of Marble Hills Apartments, the Corporate General Partner did not receive cash in respect of its general partner interest. In the future, the Corporate General Partner may be entitled to certain cash distributions in respect of its general partner interest. The Corporate General Partner has not received a cash distribution in respect of its general partner interest since 1986.

     As a result of the Affiliated Purchaser's acquisition of 18.9% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the two years in the period ended October 31, 1995, pursuant to property management agreements. Property management fees paid to IMG amounted to $517,482 and $540,383, respectively, for the years ended October 31, 1994 and 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $191,686 and $164,528, respectively, for the years ended October 31, 1994 and 1995. In addition, at various times during the past two fiscal years an affiliate of Insignia has held a promissory note or preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

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

     On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $200.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 7,985 Units at a price of $200.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

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

     On Friday June 2, the High River Offer to Purchase and the related Assignment of Partnership Interests were mailed to Unit holders. On Monday, June 5, the Corporate General Partner delivered a letter to High River which requested that High River cure certain alleged critical omissions, misstatements, and deficiencies in the High River Offer by June 7, 1995. On June 7, the Corporate General Partner received a letter from Mr. Icahn stating that High River did not agree with the positions taken in the Corporate General Partner's June 5 letter.

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

     On Saturday, June 17, the Affiliated Purchaser and Insignia entered into an agreement with Carl C. Icahn and High River (the "Agreement") and the Corporate General Partner, among others, entered into a letter agreement with High River (together with the Agreement, the "Agreements"). The Agreements provide generally that Insignia would not, and will not cause or permit its affiliates to, actively oppose the High River Offer, but rather would take a neutral stance with respect to the High River Offer, except in the case of a competing third party bid made prior to the expiration of the High River Offer or the occurrence of any event materially adversely affecting High River Offer. The High River Offer would proceed in accordance with its terms, as amended, and the Corporate General Partner would cooperate to facilitate the admission of High River as a substitute limited partner with respect to any Units High River purchases pursuant to the High River Offer in accordance with the terms of the Partnership Agreement and applicable law. The Agreements limited High River's ability to amend or extend the High River Offer. Apart from purchases made by High River pursuant to the High River Offer, neither High River nor Insignia nor any of their respective affiliates would purchase any additional Units pursuant to a tender offer and can only purchase additional Units from time to time under certain conditions specified in the Agreements. High River would vote on certain matters concerning the Partnership as directed by Insignia. In addition, High River and its affiliates are prohibited from soliciting proxies with respect to the Partnership or otherwise making proposals concerning the Partnership directly to other Unit holders. High River and Insignia have certain buy-sell rights with respect to the other's Units which may be exercised 18 months after the effective date of the Agreements and annually thereafter and at earlier or later dates under other circumstances specified in the Agreements, including the proposal of certain transactions otherwise protected by the Agreements. The party selling Units pursuant to the buy-sell transaction must sell or cause to be sold to the other party all Units beneficially owned by the first party and its affiliates.

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

     On July 20, 1995, the Partnership mailed a letter to limited partners of the Partnership who tendered limited partnership units to the Affiliated Purchaser in the recent tender offer. The letter notified the limited partners that the Affiliated Purchaser had offered to increase the amount paid to such limited partners by an additional 45%.

     On September 27, 1995, the parties to the purported class action and derivative suit described above, entered into a stipulation to settle the matter. The principal terms of the stipulation requires supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser; waiver by the Corporate General Partner and five other Insignia affiliated general partners of any right to certain proceeds from a sale or refinancing of the Partnership's properties; some restrictions on Insignia's ability to vote the limited partner interest it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $76,000 related to its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled and no assurance can be given that this matter will be settled on the terms set forth above or otherwise.


Item 4.  Submission of Matters to a Vote of Security Holders

     During the fiscal year ended October 31, 1995, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                     PART II


Item 5.  Market for Partnership Equity and Related Partner Matters

     As of October 31, 1995, there was minimal trading of the Units in the secondary market establishing a value of $200 per unit as quoted in the September 1995 Stanger Report. As disclosed in Item 3., Legal Proceedings, an affiliate of the Corporate General Partner purchased 7,985 Units at $290.51 per Unit. In addition, High River Limited Partnership purchased 2,961 at $290.40 per Unit. There were 3,111 holders of record owning an aggregate of 42,324 Units. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were made during 1995 or 1994. However, at October 31, 1995, distributions of $1,000,000 had been declared which were paid subsequent to year end. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for each respective unit.


Item 6.  Management's Discussion and Analysis or Plan of Operation

     This item should be read in conjunction with the financial statements and other income contained elsewhere in this report.

Results of Operations

     The Partnership's net income as shown in the financial statements for the year ended October 31, 1995, was $771,792 versus a net loss of $972,804 for the same period in 1994 (see Note E of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses.) The change from a net loss in 1994 to net income in 1995 is primarily attributable to the gain on the sale of Marble Hills Apartments in 1995. (See Note B of the financial statements for additional information). Also contributing to this change is an increase in rental income due to rental rate increases at various properties.
In addition, other income increased due to an increase in various tenant charges, such as lease cancellation fees, pet fees, and application fees. Other income also reflected the receipt of 1993 and 1994 tax refunds in 1995 for Foxfire Apartments. Offsetting these increases is an increase in general and administrative expenses due to increased legal fees associated with the lawsuits disclosed in Item 3. Legal Proceedings, as well as increased professional expenses in connection with the tender offers.

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

Liquidity and Capital Resources

     At October 31, 1995, the Partnership reported unrestricted cash of $3,309,302 versus $457,778 for October 31, 1994. Net cash provided by operating activities increased primarily due to the change from a net loss in 1994 to net profit in 1995 as discussed above, which was offset by the gain on sale of Marble Hills of approximately $1,300,000. In addition, the change in escrow for taxes reflects an increase in cash due to the timing of the transfers from the tax escrow to unrestricted cash in order to cover tax payments. The decrease in accrued taxes, reflecting the payment of the taxes, offsets this change. Also contributing to the change was a decrease in cash used in accounts payable due to the timing of payments. Offsetting the change was a decrease in other liabilities due to the timing of the payment of the appraisal cost in 1995. Net cash provided by investing activities increased primarily due to proceeds from the sale of Marble Hills of approximately $2,400,000. Offsetting this change are decreased receipts from restricted escrows due to the majority of the renovations required by the refinancing in 1992 having been completed in the prior two years. The 1995 improvements were primarily funded from property operations. Net cash used in financing activities increased due to an increase in principal payments on the mortgage notes payable.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $27,905,514, net of discount, is amortized over 257 months with a balloon payment of $23,007,741 due on November 15, 2002, at which time the properties will either be refinanced or sold. On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the mortgages, payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest, was $3,352,538. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229. No cash distributions were recorded in 1994 or 1995. However, at October 31, 1995, distributions of proceeds from the sale of Marble Hills of $1,000,000 had been declared which were paid subsequent to year end. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the $1,000 per apartment unit is funded for each respective property.

Item 7.  Financial Statements



SHELTER PROPERTIES VI LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



      Report of Independent Auditors

      Balance Sheet - October 31, 1995

      Statements of Operations - Years ended October 31, 1995 and 1994

      Statements of Changes in Partners' Capital (Deficit) - Years ended
         October 31, 1995 and 1994

      Statements of Cash Flows - Years ended October 31, 1995 and 1994

      Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties VI Limited Partnership


We have audited the accompanying balance sheet of Shelter Properties VI Limited Partnership as of October 31, 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended October 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI Limited Partnership as of October 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
December 12, 1995



                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                October 31, 1995
 Assets
   Cash:
      Unrestricted                                                $ 3,309,302
      Restricted--tenant security deposits                            195,230
   Investments (Note C)                                               400,256
   Accounts receivable                                                 16,567
   Escrow for taxes                                                   400,139
   Restricted escrows                                               1,540,024
   Other assets                                                       704,905
   Investment properties (Notes D & G):

      Land                                         $  4,949,503
      Buildings and related personal property        45,303,992
                                                     50,253,495
      Less accumulated depreciation                 (21,024,238)   29,229,257

                                                                  $35,795,680

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                               $   287,330
   Tenant security deposits                                           185,091
   Accrued taxes                                                      566,409
   Other liabilities                                                1,364,241
   Mortgage notes payable (Note D)                                 27,905,514

 Partners' Capital (Deficit)

   General partners                                $   (303,242)
   Limited partners (42,324 units
      issued and outstanding)                         5,790,337     5,487,095

                                                                  $35,795,680


                 See Accompanying Notes to Financial Statements

                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

                                                         Years Ended October 31,
                                                          1995            1994
 Revenues:
    Rental income                                     $10,251,419      $ 9,914,030
    Other income                                          588,900          525,494
       Total revenues                                  10,840,319       10,439,524
 Expenses:
   Operating                                            2,775,826        2,857,528
   General and administrative                             477,503          254,042
   Property management fees                               540,383          517,482
   Maintenance                                          1,617,750        1,760,186
   Depreciation                                         2,172,942        2,106,247
   Interest                                             2,823,446        2,897,571
   Property taxes                                         915,226          966,589
         Total expenses                                11,323,076       11,359,645

 Loss on disposal of property                             (41,680)         (52,683)
 Gain on sale of property (Note B)                      1,296,229               --

               Net income (loss) (Note E)             $   771,792      $  (972,804)

 Net income (loss) allocated to
   general partner (1%)                               $     7,718      $    (9,728)
 Net income (loss) allocated to
   limited partners (99%)                                 764,074         (963,076)
                                                      $   771,792      $  (972,804)


 Net income (loss) per limited partnership unit       $     18.05      $    (22.75)

                 See Accompanying Notes to Financial Statements

                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                 Limited
                               Partnership    General      Limited
                                   Units     Partners      Partners       Total

 Original capital
    contributions                 42,324    $   2,000     $42,324,000  $42,326,000
 Partners' (deficit) capital
    at October 31, 1993           42,324    $(301,232)    $ 6,989,339  $ 6,688,107
 Net loss for the year
    ended October 31, 1994            --       (9,728)       (963,076)    (972,804)
 Partners' (deficit) capital
    at October 31,1994            42,324     (310,960)      6,026,263    5,715,303
 Net income for the year
    ended October 31, 1995            --        7,718         764,074      771,792
 Distributions payable
    to partners                       --           --      (1,000,000)  (1,000,000)
 Partners' (deficit) capital
    at October 31, 1995           42,324    $(303,242)    $ 5,790,337  $ 5,487,095

                   See Accompanying Notes to Financial Statements

                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                        Years Ended October 31,
                                                           1995         1994
 Cash flows from operating activities:
    Net income (loss)                                 $   771,792   $  (972,804)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                     2,172,942     2,106,247
       Amortization of discounts and loan costs           318,158       310,976
       Loss on disposal of property                        41,680        52,683
       Gain on sale of Marble Hills                    (1,296,229)           --
       Change in accounts:
        Restricted cash                                    21,879       (22,213)
        Accounts receivable                                (3,843)       18,930
        Escrow for taxes                                   11,757        (8,372)
        Other assets                                       (3,781)        4,769
        Accounts payable                                  (20,546)      (57,795)
        Tenant security deposit liabilities               (32,018)       22,213
        Accrued taxes                                     (16,731)      136,532
        Other liabilities                                 (15,642)        2,341
          Net cash provided by operating activities     1,949,418     1,593,507

 Cash flows from investing activities:
    Property improvements and replacements               (940,133)     (877,929)
    Cash invested in short-term investments              (726,256)   (1,297,263)
    Cash received from matured investments                903,527     1,190,117
    Deposits to restricted escrows                       (293,278)     (280,624)
    Receipts from restricted escrows                      299,084       463,374
    Proceeds from sale of Marble Hills                  2,412,138            --
          Net cash provided by (used in)
            investing activities                        1,655,082      (802,325)

 Cash flows from financing activities:
    Payments on mortgage notes payable                   (752,976)     (704,201)
          Net cash used in financing activities          (752,976)     (704,201)

 Net increase in cash balance                           2,851,524        86,981

 Cash at beginning of period                              457,778       370,797
 Cash at end of period                                $ 3,309,302   $   457,778
 Supplemental disclosure of cash flow information:
    Cash paid for interest                            $ 2,518,464   $ 2,586,596

                 See Accompanying Notes to Financial Statements

                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                October 31, 1995

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VI Limited Partnership ( the Partnership or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2023. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates six apartment properties located in the south, midwest and the west.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever net cash from (used by) operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash used by operations, as defined in the partnership agreement. However, "net cash used by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                    1995           1994

 Net cash provided by operating activities      $ 1,949,418    $ 1,593,507
     Property improvements and replacements        (940,133)      (877,929)
     Payments on mortgage notes payable            (752,976)      (704,201)
     Changes in reserves for net operating
       liabilities                                   58,925        (96,405)
     Change in restricted escrows, net                5,806        182,750
     Additional operating reserves                 (322,000)      (245,000)

       Net cash used by operations              $      (960)   $  (147,278)

Note A - Organization and Significant Accounting Policies (Continued)

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. At October 31, 1995, the Corporate General Partner declared a distribution of $1,000,000 from proceeds from the sale of Marble Hills Apartments which was paid subsequent to year end. The General Partner has reserved an additional $322,000 to fund capital improvements and repairs at the properties.

The partnership agreement provides that 99% of distributions of net cash from operations are allocated to the limited partners until they receive net cash from operations for such fiscal year equal to 7% of their adjusted capital values (as defined in the partnership agreement), at which point the general partners will be allocated all net cash from operations until they have received distributions equal to 10% of the aggregate net cash from operations distributed to partners for such fiscal year. Thereafter, the general partners will be allocated 10% of any distributions of remaining net cash from operations for such fiscal year.

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the $1,000 per apartment unit is funded for each respective property. The Partnership reserved $245,000 at October 31, 1994, for deposit into this account.

Undistributed Net Proceeds from Disposition: Net proceeds from the sale of Marble Hills Apartments totalled $2,412,138. Subsequent to October 31, 1995, distributions of $1,000,000 were paid, leaving undistributed net proceeds from dispositions of $1,412,138.

Distribution Payable: At October 31, 1995, the Partnership had declared a distribution of $1,000,000 from the net proceeds from the sale of Marble Hills Apartments. This amount was included in other liabilities and was paid subsequent to year end.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property disposition, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (losses) as shown in the statements of operations and changes in partners' capital for 1995 and 1994 were allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit for each such year was computed as 99% of net income (loss) divided by 42,324 weighted average units outstanding.

Other Reserves: The general partners may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1995 and 1994 were $58,925 and $(96,405), respectively, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrow for taxes, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

      Capital Improvement Account - At the time of the REMIC refinancing in 1992, $1,429,458 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At October 31, 1995, the balance remaining was $65,471. Upon completion of the scheduled property improvements, any excess funds will be returned to the properties for property operations.

      Reserve Account - In addition to the Capital Improvement Account, a general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until they equal $1,000 per apartment unit for each respective property. The minimum balance of $400 per apartment unit, as well as the requirement of $1,000 per apartment unit, has currently been attained. The current balance is $1,474,553.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for the initial cost of Carriage House Apartments, 18 years for other additions acquired before May 9, 1985 and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash: The Partnership considers only unrestricted cash to be cash. Certificates of deposit and repurchase agreements are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investments: Securities held-to-maturity and available-for-sale: The Corporate General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partnership's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Note A - Organization and Significant Accounting Policies (Continued)

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash-Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Investment properties consist of six apartment complexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. For the year ended October 31, 1995, no adjustments for impairment of value were recorded.

As of October 31, 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 did not have a material effect on the Partnership's financial statements.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Sale of Marble Hills Apartments

On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the related mortgage notes payable. The total outstanding balance on the mortgage notes payable was $3,344,066. The carrying amount of the property was $4,459,975. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229.

Operating revenues and expenses from Marble Hills were $1,214,106 and $1,205,865, respectively for 1995 and $1,242,170 and $1,365,331, respectively for 1994.

Note C - Investments

Investments, stated at cost, consist of the following at October 31, 1995:


                            Interest      Face                    Maturity
                              Rate        Amount        Cost        Date
 First Union Corporation       5.25%     $300,065     $298,715     11/01/95
    Commercial Paper
 First Union Corporation       5.30%      100,442      100,000     11/17/95
    Certificate of Deposit
                                         $400,507      398,715
 Accrued Interest                                        1,541

                                                      $400,256

The Partnership's investments are classified as held-to-maturity. The Corporate General Partner believes the market value of the investments is approximately the same as the cost.

Note D - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal     Monthly                         Principal
                         Balance At    Payment     Stated               Balance
                        October 31,   Including   Interest  Maturity    Due At
 Property                   1995      Interest      Rate      Date     Maturity
 Rocky Creek
  1st Mortgage          $ 2,251,898    $ 18,926     7.60%   11/15/02  $ 1,736,788
  2nd Mortgage               74,162         470     7.60%   11/15/02       74,162

 Carriage House
  1st Mortgage            2,075,695      17,444     7.60%   11/15/02    1,601,014
  2nd Mortgage               68,358         433     7.60%   11/15/02       68,358

 Nottingham Square
  1st Mortgage            8,126,463      68,297     7.60%   11/15/02    6,267,752
  2nd Mortgage              267,627       1,694     7.60%   11/15/02      267,627

 Foxfire/Barcelona
  1st Mortgage            5,874,563      49,371     7.60%   11/15/02    4,530,960
  2nd Mortgage              193,466       1,225     7.60%   11/15/02      193,466

 River Reach
  1st Mortgage            7,636,905      64,183     7.60%   11/15/02    5,890,126
  2nd Mortgage              251,505       1,593     7.60%   11/15/02      251,505

 Village Garden
  1st Mortgage            2,643,551      22,217     7.60%   11/15/02    2,038,923
  2nd Mortgage               87,060         551     7.60%   11/15/02       87,060

                         29,551,253    $246,404
 Less unamortized
  discounts              (1,645,739)

                        $27,905,514


Note D - Mortgage Notes Payable (Continued)

The Partnership exercised interest rate buy-down options for each of the mortgage notes payable reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to $2,432,784 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes cannot be prepaid prior to November 15, 1997; thereafter, they require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1995, are as follows:


                  1996                        $   736,262
                  1997                            794,209
                  1998                            856,716
                  1999                            924,143
                  2000                            996,877
            Thereafter                         25,243,046
                                              $29,551,253

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss:


                                                    1995           1994
 Net income (loss) as reported                   $  771,792    $  (972,804)
 Add (deduct):
  Fixed asset write-offs and casualty gain           41,679         52,683
  Amortization of present value discounts           (29,555)       (37,644)
  Depreciation differences                         (731,423)      (797,210)
  Change in prepaid rental                           32,683             --
  Gain on sale of property                        1,136,993             --
  Accrued legal fees                                 76,221             --
  Other                                              (6,381)        (4,255)

 Federal taxable income (loss)                   $1,292,009    $(1,759,230)
 Federal taxable income (loss) per
      limited partnership unit                   $    26.77    $    (41.15)



Note E - Income Taxes (Continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


      Net assets as reported                         $5,487,095
      Buildings and land                              3,709,849
      Accumulated depreciation                      (13,373,644)
      Syndication fees                                5,285,806
      Dividends declared                              1,000,000
      Other                                             207,002
      Net assets - tax basis                       $  2,316,108


Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of Insignia Financial Group, Inc. in 1995 and 1994 are:


                                                  1995          1994

      Property management fees                  $540,383      $517,482
      Data processing services                    34,242        34,242
      Marketing services                           6,376        15,336
      Reimbursement for services
         of affiliates                           123,910       102,513

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



Note G - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                                                        Cost
                                                       Buildings    Capitalized
                                                      and Related  (Written Down)
                                                       Personal    Subsequent to
Description                 Encumbrances     Land      Property     Acquisition

Rocky Creek                  $ 2,326,060 $  167,515   $ 3,820,928    $   402,189
 Augusta, Georgia
Carriage House                 2,144,053    165,885     3,038,062        470,358
 Gastonia, North Carolina
Nottingham Square              8,394,090  1,132,877     9,980,526      2,091,029
 Des Moines, Iowa
Foxfire/Barcelona              6,068,029  1,191,224     9,997,772        (29,348)
 Durham, North Carolina
River Reach                    7,888,410  1,872,002    10,854,047      1,221,197
 Jacksonville, Florida
Village Garden                 2,730,611    420,000     3,049,662        407,570
 Fort Collins, Colorado

        Totals               $29,551,253 $4,949,503   $40,740,997    $ 4,562,995

Note G - Real Estate and Accumulated Depreciation (Continued)


                              Gross Amount At Which Carried
                                      October 31, 1995

                                            Buildings
                                            And Related
                                             Personal                    Accumulated    Date of      Date      Depreciable
Description                     Land         Property         Total     Depreciation Construction  Acquired     Life-Years
Rocky Creek Apartments
 Augusta, Georgia            $  167,515    $ 4,223,117     $ 4,390,632   $ 1,789,256     1979      06/29/84        5-35

Carriage House Apartments
 Gastonia, North Carolina       165,885      3,508,420       3,674,305     1,747,358 1970-1971     06/29/84        5-27

Nottingham Square
   Apartments
 Des Moines, Iowa             1,132,877     12,071,555      13,204,432     5,686,950     1972      08/31/84        5-29

Foxfire/Barcelona Apts.
 Durham, North Carolina       1,191,224      9,968,424      11,159,648     4,825,735     1973      03/28/85        5-29
                                                                                         1975      09/30/84        5-31
River Reach Apartments
 Jacksonville, Florida        1,872,002     12,075,244      13,947,246     5,524,502     1971      01/30/85        5-27

Village Garden Apartments
 Fort Collins, Colorado         420,000      3,457,232       3,877,232     1,450,437     1974      03/01/85        5-30


       Totals                $4,949,503    $45,303,992     $50,253,495   $21,024,238


Reconciliation of  Real Estate and Accumulated Depreciation :

                                               Years Ended October 31,
                                               1995             1994

Real Estate
Balance at beginning of year                $57,322,950     $56,596,605
       Property improvements                    940,133         877,929
       Sale of apartment property            (7,853,287)             --
       Disposals of property                   (156,301)       (151,584)
Balance at end of year                      $50,253,495     $57,322,950

Accumulated Depreciation
Balance at beginning of year                $22,626,514     $20,619,168
       Additions charged to expense           2,172,942       2,106,247
       Sale of apartment property            (3,660,597)             --
       Disposals of property                   (114,621)        (98,901)
Balance at end of year                      $21,024,238     $22,626,514


The aggregate cost of the real estate for Federal income tax purposes at October 31, 1995 and 1994, respectively, is $53,963,345 and $61,906,392. The accumulated depreciation taken for Federal income tax purposes at October 31, 1995 and 1994, respectively, is $34,397,882 and $37,306,083.

Note H - Contingencies

The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 7,985 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $76,000 as its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

       The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

       Individual General Partner - N. Barton Tuck, Jr., age 57, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

       Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty VI Corporation are set forth below. There are no family relationships between or among any officers or directors.


      Name                               Age               Position

      William H. Jarrard, Jr.            49                President and
                                                           Director

      Ronald Uretta                      39                Vice President and
                                                           Treasurer

      John K. Lines, Esq.                36                Vice President and
                                                           Secretary

      Kelley M. Buechler                 38                Assistant Secretary



      Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Secretary and Ms. Buechler, who had previously held the position, became Assistant Secretary.

      William H. Jarrard has been President of the Corporate General Partner since August 1994 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

      Ronald Uretta has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

      John K. Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus,
Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1995.


                                          Number
 Entity                                  of Units           Percentage

 SP VI Acquisition, LLC                     7,985              18.87%
 High River Limited Partnership             2,961               7.00%


     No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.


Item 12.  Certain Relationships and Related Transactions

     The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended October 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

     The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended October 31, 1995, Insignia Management Group, L.P. received $540,383 in fees for property management.

     For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

     For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see Note F of the financial statements included as part of this report.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

     Current report on Form 8-K dated September 29, 1995, as filed with the Securities and Exchange Commission on October 12, 1995, in connection with the sale of Marble Hills Apartments.






                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                       By:     Shelter Realty VI Corporation
                                               Corporate General Partner


                                       By:     /s/William H. Jarrard, Jr.
                                               William H. Jarrard, Jr.
                                               President




                                       Date:   January 29, 1996








      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/William H. Jarrard, Jr.             Date: January 29, 1996
William H. Jarrard, Jr.
President


/s/Ronald Uretta                       Date: January 29, 1996
Ronald Uretta
Principal Financial Officer and
Principal Accounting Officer






                                  EXHIBIT INDEX

Exhibit

3     See Exhibit 4(a)

4     (a)   Amended and Restated Certificate and Agreement of Limited
            Partnership [included as Exhibit A to the Prospectus of Registrant dated March 22, 1984 contained in Amendment No. 1 to Registration
            Statement No. 2-86995, of Registrant filed March 21, 1984 (the
            "Prospectus") and incorporated herein by reference].

      (b) Subscription Agreement and Signature Page [included as Exhibits 4(A) and 4(B) 8 to the Prospectus and incorporated herein by reference].

10(i) Contracts related to acquisition of properties:

      (a) Purchase Agreement dated March 19, 1984 between ICA-Broad Reach Limited Partnership and U.S. Shelter Corporation to acquire River Village Apartments.*

      (b) Purchase Agreement dated March 8, 1984 between Rocky Creek Associates Limited Partnership and U.S. Shelter Corporation to acquire Rocky Creek Apartments.*

      (c) Purchase Agreement dated January 16, 1984 between Carriage House Associates Limited Partnership and U.S. Shelter Corporation to acquire Carriage House Apartments.*

            *Filed as Exhibits 10(D) through 10(F), respectively, to Amendment No. 1 of Registration Statement No. 2-86995 of Registrant filed March 21, 1984 and incorporated herein by reference.

      (d) Purchase Agreement dated May 8, 1984 between Daniel Realty Corporation and U.S. Shelter Corporation to acquire Marble Hill Apartments. [Filed as Exhibit 10(G) to Post-Effective Amendment No. 1 of Registration Statement No. 2-86995 of Registrant filed June 25, 1984 and incorporated herein by reference.]

      (e) Purchase Agreement dated June 6, 1984 between Urbandale Charleston Court Associates and U.S. Shelter Corporation to acquire Nottingham Square Apartments. [Filed as Exhibit 10(H) to Post-Effective Amendment No. 2 of Registration Statement No. 2-86995 of Registrant filed July 18, 1984 and incorporated herein by reference.]

      (f) Purchase Agreement dated July 10, 1984 between National Properties Investors II and U.S. Shelter Corporation to acquire Foxfire Apartments. [Filed as Exhibit 10(I) to Post-Effective Amendment No. 2 of Registration Statement No. 2-86995 of Registrant filed July 18, 1984 and incorporated herein by reference.]

      (g) Purchase Agreement dated August 24, 1984 between American Century Corporation and U.S. Shelter Corporation to acquire River Reach Apartments. [Filed as Exhibit 10(I) to Post-Effective Amendment No. 2 of Registration Statement No. 2-86995 of Registrant filed July 18, 1984 and incorporated herein by reference.]

      (h) Purchase Agreement dated January 7, 1985 between Village Garden Apartments Fort Collins, Ltd. and U.S. Shelter Corporation to acquire Village Garden Apartments. [Filed as Exhibit a(5) to Form 10-Q For the Quarter Ended January 31, 1985 filed March 14, 1985 and incorporated herein by reference.


      (i) Purchase Agreement dated January 18, 1985 between Barcelona Investors and U.S. Shelter Corporation to acquire Barcelona Apartments. [Filed as Exhibit a(6) to Form 10-Q For the Quarter Ended January 31, 1985 filed March 14, 1985 and incorporated herein by reference.]

(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now know as Insignia Management Group, L.P.) [Filed with Amendment No. 1 of Registration Statement No. 2-86995 of Registrant filed March 21, 1984 and incorporated herein by reference.]

(iii) Contracts related to refinancing of debt:

      (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Gardens.*

      (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Gardens.*

      (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Gardens.

      (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Gardens.*

      (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Gardens.*

      (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Gardens.*

            *Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

(iv)  Contracts related to disposition of properties:

      (a) Agreement of Purchase and Sale dated June 2, 1995, between Shelter Properties VI Limited Partnership and United Dominion Realty Trust, Inc., relating to Marble Hills Apartments.

28 Prospectus of Registrant dated March 22, 1984 (included in Registration Statement No. 2-86995) and incorporated herein by reference.