Form 10QSB
period 1996-01-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1996-03-12
CIK 730013

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

                 For the quarterly period ended January 31, 1996

                                       or

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

                                  BALANCE SHEET
                                   (Unaudited)

                                January 31, 1996


 Assets
      Cash:
            Unrestricted                                        $ 2,764,400
            Restricted--tenant security                             194,680
      Accounts receivable                                            17,656
      Escrow for taxes                                              366,704
      Restricted escrows                                          1,538,462
      Other assets                                                  649,406
      Investment properties:
            Land                                 $ 4,949,503
            Buildings and related personal        45,506,088
                                                  50,455,591
            Less accumulated depreciation        (21,465,313)    28,990,278
                                                                $34,521,586

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable                                          $   208,903
      Tenant security deposits                                      184,907
      Accrued taxes                                                 489,356
      Other liabilities                                             320,971
      Mortgage notes payable                                     27,776,492

 Partners' Capital (Deficit)
      General partners                           $  (302,703)
      Limited partners (42,324 units
            issued and outstanding)                5,843,660      5,540,957
                                                                $34,521,586



                 See Accompanying Notes to Financial Statements

b)                 SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended January 31,
                                                          1996             1995
 Revenues:
      Rental income                                   $ 2,312,276      $ 2,517,856
      Other income                                        155,625          141,083
         Total revenues                                 2,467,901        2,658,939

 Expenses:
      Operating                                           558,227          625,268
      General and administrative                           54,393           57,379
      Property management fees                            122,776          132,426
      Maintenance                                         339,379          362,870
      Depreciation                                        480,526          533,637
      Interest                                            633,806          717,443
      Property taxes                                      220,259          231,185
         Total expenses                                 2,409,366        2,660,208

 Loss on disposal of property                              (3,626)          (6,467)

 Casualty gain                                             (1,047)              --

         Net income (loss)                            $    53,862      $    (7,736)

 Net income (loss) allocated to
      general partner (1%)                            $       539      $       (77)
 Net income (loss) allocated to
      limited partners (99%)                               53,323           (7,659)

                                                      $    53,862      $    (7,736)

 Net income (loss) per limited partnership unit       $      1.26      $      (.18)


                 See Accompanying Notes to Financial Statements

c)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                    Limited
                                  Partnership    General      Limited
                                      Units     Partners      Partners        Total

 Original capital
  contributions                     42,324     $   2,000   $42,324,000     $42,326,000

 Partners' capital (deficit)
  at October 31, 1995               42,324     $(303,242)  $ 5,790,337     $ 5,487,095

 Net income for the three
  months ended January 31, 1996         --           539        53,323          53,862

 Partners' capital (deficit)
  at January 31, 1996               42,324     $(302,703)  $ 5,843,660     $ 5,540,957


                 See Accompanying Notes to Financial Statements


d)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended January 31,
                                                             1996             1995
 Cash flows from operating activities:
    Net income (loss)                                    $    53,862       $   (7,736)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                          480,526          533,637
       Amortization of discounts and loan costs               73,462           79,289
       Loss on disposal of property                            3,626            6,467
       Casualty loss                                           1,047               --
       Change in accounts:
        Restricted cash                                          550           (2,572)
        Accounts receivable                                   (1,089)         (15,447)
        Escrows for taxes                                     33,435           47,006
        Other assets                                          31,885           28,107
        Accounts payable                                     (78,427)        (109,066)
        Tenant security deposit liabilities                     (184)             607
        Accrued taxes                                        (77,053)         (87,724)
        Other liabilities                                    (43,270)         (23,239)
          Net cash provided by operating activities          478,370          449,329

 Cash flows from investing activities:
    Property improvements and replacements                  (281,806)        (226,062)
    Deposits to restricted escrows                           (12,828)         (35,858)
    Receipts from restricted escrows                          14,390              931
    Net insurance proceeds from property damages              35,586               --
          Net cash used in investing activities             (244,658)        (260,989)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (178,870)        (184,545)
    Partners' distributions                               (1,000,000)              --
          Net cash used in financing activities           (1,178,870)        (184,545)

 Net (decrease) increase in cash                            (945,158)           3,795

 Cash at beginning of period                               3,709,558        1,035,305
 Cash at end of period                                   $ 2,764,400       $1,039,100

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   560,346       $  638,154


                 See Accompanying Notes to Financial Statements


e)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1995.

Cash and Cash Equivalents:

   Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


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


                                                       Three Months Ended
                                                           January 31,

                                                     1996             1995
 Net cash provided by operating activities         $ 478,370        $ 449,329
   Payments on mortgage notes payable               (178,870)        (184,545)
   Property improvements and replacements           (281,806)        (226,062)
   Deposits to (from) operations to
      restricted escrows, net                          1,562          (34,927)
   Changes in reserves for net operating
      liabilities                                    134,153          162,328

   Additional reserves                              (155,000)        (237,000)
         Net cash used in operations               $  (1,591)       $ (70,877)


  The Corporate General Partner reserved an additional $155,000 on January 31, 1996, to fund capital improvements and repairs at the properties. On January 31, 1995, the General Partner reserved $237,000 due to the funding requirements of the Reserve Escrow having not been met.

Note C   Transactions with Affiliated Parties

  The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1996 and 1995 are as follows:


                                                 For the Three Months Ended
                                                        January 31,
                                                  1996                1995

 Property management fees                       $122,776            $132,426
 Reimbursement for services of affiliates         32,493              34,760


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended January 31, 1996 and 1995:


                                               Average Occupancy
 Property                                     1996          1995

 Rocky Creek
    Augusta, Georgia                           77%          88%

 Carriage House
    Gastonia, North                            97%          97%

 Nottingham Square
    Des Moines, Iowa                           95%          92%

 Foxfire/Barcelona
    Durham, North Carolina                     98%          98%

 River Reach
    Jacksonville, Florida                      98%          99%

 Village Gardens
    Fort Collins, Colorado                     93%          96%

   The Corporate General Partner attributes the decrease in occupancy at Rocky Creek to an increase in the number of tenants purchasing homes as mortgage rates are lower than in the prior year. Also contributing to the decrease was the downsizing of the employment base with lay-offs in the region. Occupancy also decreased at Village Gardens due to competition from several new apartment complexes in the area. Occupancy increased at Nottingham Square as a result of capital improvements completed in 1995 making the property more attractive while maintaining lower average rental rates as compared to the competition in the region.

   The Partnership's net income for the three months ended January 31, 1996, was $53,862. The Partnership reported net loss of $7,736 for the corresponding period of 1995. The increase in net income is primarily due to the reduction of expenses as a result of the sale of Marble Hills and an increase in other income as a result of increased tenant charges and interest income at the remaining properties. Tenant charges increased due to an increase in parking and deposit forfeitures and application fees at Foxfire. Interest income increased due to an increase in the restricted escrow balances and higher interest rates during the quarter. In addition, revenues and expenses have decreased due to the sale of Marble Hills in the fourth quarter of 1995.

   During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed 3 units at Nottingham Square. Although, the damage was covered by insurance, the damage resulted in a loss of $1,047, arising from proceeds received of $43,141 which were less than the basis of the property plus expenses to replace the interiors damaged.

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

   At January 31, 1996, the Partnership reported unrestricted cash of $2,764,400 versus $1,039,100 for the same period of 1995. Net cash provided by operations increased primarily due to the increase in net income as discussed above. Also contributing to the change was a decrease in cash used by accounts payable due to the timing of payments. Net cash used in investing activities decreased primarily due to insurance proceeds received as a result of the fire discussed above. Offsetting the decrease in net cash used in investing activities was an increase in property improvements and replacements. Net cash used in financing activities increased due to a distribution made to partners during the first quarter of 1996.

   The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $27,776,492, net of discount, is amortized over 257 months with a balloon payment of $23,007,741 due on November 15, 2002, at which time the properties will either be refinanced or sold. On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the mortgages, payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest, was $3,352,538. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229. No cash distributions were paid in 1995. However, at October 31, 1995, distributions of proceeds from the sale of Marble Hills of $1,000,000 had been declared which were paid in the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the $1,000 per apartment unit is funded for each respective property.


                        PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K filed during the quarter ended January 31, 1996:

            None.


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



                                   Date: March 12, 1996