Form 10QSB
period 1996-04-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1996-06-03
CIK 730013

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

                  For the quarterly period ended April 30, 1996

                                       or

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

                                  BALANCE SHEET
                                   (Unaudited)

                                 April 30, 1996

 Assets
    Cash:
       Unrestricted                                             $ 2,867,916
       Restricted--tenant security deposits                         196,480
    Accounts receivable                                              23,777
    Escrow for taxes                                                381,981
    Restricted escrows                                            1,503,159
    Other assets                                                    713,236
    Investment properties:
       Land                                      $ 4,949,503
       Buildings and related personal property    45,742,895
                                                  50,692,398
       Less accumulated depreciation             (21,950,751)    28,741,647
                                                                $34,428,196


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                            $   129,481
    Tenant security deposits                                        189,052
    Accrued taxes                                                   507,835
    Other liabilities                                               358,094
    Mortgage notes payable                                       27,644,624

 Partners' Capital (Deficit)
    General partners                             $  (302,122)
    Limited partners (42,324 units
       issued and outstanding)                     5,901,232      5,599,110
                                                                $34,428,196


                 See Accompanying Notes to Financial Statements

b)                 SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three Months Ended          Six Months Ended
                                          April 30,                   April 30,
                                     1996           1995         1996          1995
 Revenues:
    Rental income                $2,335,274     $2,586,562   $4,647,550    $5,104,418
    Other income                    172,165        187,487      327,790       328,570
       Total revenues             2,507,439      2,774,049    4,975,340     5,432,988

 Expenses:
    Operating                       712,773        828,629    1,393,776     1,586,323
    General and administrative      115,560         83,071      169,953       140,450
    Maintenance                     283,376        308,514      626,381       677,851
    Depreciation                    489,674        546,385      970,200     1,080,022
    Interest                        629,869        714,541    1,263,675     1,431,984
    Property taxes                  218,034        235,486      438,293       466,671
       Total expenses             2,449,286      2,716,626    4,862,278     5,383,301

 Casualty loss                           --             --       (1,047)           --

       Net income                $   58,153     $   57,423   $  112,015    $   49,687

 Net income allocated
    to general partners (1%)     $      582     $      574   $    1,120    $      497

 Net income allocated
    to limited partners (99%)        57,571         56,849      110,895        49,190
                                 $   58,153     $   57,423   $  112,015    $   49,687
 Net income per limited
    partnership unit             $     1.36     $     1.34   $     2.62    $     1.16

                 See Accompanying Notes to Financial Statements


c)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners          Total
 Original capital contributions     42,324     $   2,000    $42,324,000     $42,326,000

 Partners' capital (deficit)
    at October 31, 1995             42,324     $(303,242)   $ 5,790,337     $ 5,487,095

 Net income for the six months
    ended April 30, 1996                --         1,120        110,895         112,015

 Partners' capital (deficit)
    at April 30, 1996               42,324     $(302,122)   $ 5,901,232     $ 5,599,110


                 See Accompanying Notes to Financial Statements

d)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended April 30,
                                                              1996             1995
 Cash flows from operating activities:
    Net income                                            $  112,015       $   49,687
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          970,200        1,080,022
       Amortization of discounts and loan costs              147,496          159,206
       Casualty loss                                           1,046               --
       Change in accounts:
        Restricted cash                                       (1,250)          (9,172)
        Accounts receivable                                   (7,209)         (41,895)
        Escrows for taxes                                     18,158           18,985
        Other assets                                         (55,558)          28,106
        Accounts payable                                    (157,849)        (173,434)
        Tenant security deposit liabilities                    3,961            4,690
        Accrued taxes                                        (58,574)         (56,571)
        Other liabilities                                     (1,462)            (189)
          Net cash provided by operating activities          970,974        1,059,435

 Cash flows from investing activities:
    Property improvements and replacements                  (523,908)        (465,307)
    Deposits to restricted escrows                           (30,782)        (130,563)
    Receipts from restricted escrows                          67,647           17,235

    Net insurance proceeds from property damages              35,586               --
          Net cash used in investing activities             (451,457)        (578,635)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (361,159)        (372,620)
    Partners' distributions                               (1,000,000)              --
          Net cash used in financing activities           (1,361,159)        (372,620)

 Net (decrease) increase in cash                            (841,642)         108,180

 Cash at beginning of period                               3,709,558        1,035,305
 Cash at end of period                                    $2,867,916       $1,143,485

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $1,117,271       $1,272,778

                 See Accompanying Notes to Financial Statements



e)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1995.

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


                                                        Six Months Ended
                                                           April 30,
                                                     1996             1995

 Net cash provided by operating activities         $ 970,974       $1,059,435
   Payments on mortgage notes payable               (361,159)        (372,620)
   Property improvements and replacements           (523,908)        (465,307)
   Change in restricted escrows, net                  36,865         (113,328)
   Changes in reserves for net operating
        liabilities                                  259,783          229,480
   Additional reserves                              (385,000)        (350,000)
           Net cash used in operations             $  (2,445)      $  (12,340)

The Corporate General Partner reserved an additional $385,000 on April 30, 1996, to fund capital improvements and repairs at the properties. On April 30, 1995, the General Partner reserved $350,000 due to the funding requirements of the Reserve Escrow, as defined in the mortgage notes, having not been met.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. These management fees are included in operating expenses on the statements of operations. The partnership agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. These reimbursements are included in general and administrative expenses on the statements of operations. Balances and other transactions with Insignia Financial Group, Inc. ("Insignia") and affiliates in 1996 and 1995 are as follows:


                                                  For the Six Months Ended
                                                          April 30,
                                                  1996                1995

 Property management fees                       $246,495            $266,949
 Reimbursement for services of affiliates         95,251              87,690


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

Note D - Contingencies

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers; the true value of the interest; the true financial condition of the partnerships; the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future; the liquidity and true value of the limited partner interests; the reasons for the limited secondary market for limited partner interests; and the true nature of the market for the underlying real estate assets owned by the partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser of which approximately $722,000 is Shelter Properties VI's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the Court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms set forth above or otherwise.

Note E - Sale of Marble Hills Apartments

On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the related mortgage notes payable. The total outstanding balance on the mortgage notes payable was $3,344,066. The carrying amount of the property was $4,459,975. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229 recognized during the fourth quarter of 1995. As of April 30, 1995, total assets of Marble Hills were $4,756,252, total liabilities were $7,981,519 and partners' deficit was $3,225,267. Revenues and expenses for the six months ended April 30, 1995, were $676,639 and $645,737, respectively, resulting in net income of $30,902.

Note F - Casualty Loss

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square. Although, the damage was covered by insurance, the damage resulted in a loss of $1,047, arising from gross proceeds received of $43,141 which were less than the basis of the property plus expenses to replace the interiors damaged.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended April 30, 1996 and 1995:


                                              Average Occupancy
 Property                                     1996         1995

 Rocky Creek
      Augusta, Georgia                        80%          90%

 Carriage House
      Gastonia, North Carolina                97%          98%

 Nottingham Square
      Des Moines, Iowa                        95%          93%

 Foxfire/Barcelona
      Durham, North Carolina                  98%          98%

 River Reach
      Jacksonville, Florida                   98%          99%

 Village Gardens
      Fort Collins, Colorado                  93%          95%


The Corporate General Partner attributes the decrease in occupancy at Rocky Creek to an increase in the number of tenants purchasing homes. Also contributing to the decrease was the downsizing of the employment base with lay-offs in the region. Occupancy also decreased at Village Gardens due to competition from several new apartment complexes in the area. Occupancy increased at Nottingham Square as a result of capital improvements completed in 1995 making the property more attractive while maintaining lower average rental rates as compared to the competition in the region.

The Partnership's net income for the six months ended April 30, 1996, was $112,015 with the second quarter having income of $58,153. The Partnership reported net income of $49,687 and $57,423 for the corresponding periods of 1995. The increase in net income for the three and six months ended April 30, 1996, is primarily due to the reduction of operating, depreciation, property tax, and interest expenses as a result of the sale of Marble Hills in the fourth quarter of 1995. Offsetting the increase in net income is an increase in general and administrative expenses due to an increase in General Partnership cost reimbursements and an increase in insurance expense as a result of additional coverage.

Repairs and maintenance expense increased for the six months ended April 30, 1996, at Foxfire due to gutter repairs and exterior painting and at Village Garden due to increased exterior and interior improvements needed to maintain market share. Overall repairs and maintenance decreased in the three months ended April 30, 1996, due to the sale of Marble Hills. Other income increased for the remaining six properties due to an increase in interest income resulting from increased cash reserves invested at higher interest rates compared to 1995.

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square. Although, the damage was covered by insurance, the damage resulted in a loss of $1,047, arising from gross proceeds received of $43,141 which were less than the basis of the property plus expenses to replace the interiors damaged.

On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated third party. The buyer assumed the related mortgage notes payable. The total outstanding balance on the mortgage notes payable was $3,344,066. The carrying amount of the property was $4,459,975. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229 recognized during the fourth quarter of 1995. As of April 30, 1995, total assets of Marble Hills were $4,756,252, total liabilities were $7,981,519 and partners' deficit was $3,225,267. Revenues and expenses for the six months ended April 30, 1995, were $676,639 and $645,737, respectively, resulting in net income of $30,902.

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

At April 30, 1996, the Partnership reported unrestricted cash of $2,867,916 versus $1,143,485 for the same period of 1995. Net cash provided by operations decreased primarily due to an increase in other assets due to a Federal tax deposit required under Section 7519 of the Internal Revenue Code for future tax liabilities which may be incurred from the income of the Partnership's investment properties. Net cash used in investing activities decreased primarily due to insurance proceeds received as a result of the fire discussed above and an increase in net cash provided by restricted escrows. Offsetting the decrease in net cash used in investing activities was an increase in property improvements and replacements. Net cash used in financing activities increased due to a distribution made to partners during the six months ended April 30, 1996.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $27,644,624, net of discount, is amortized over 257 months with balloon payments of $23,007,741 due on November 15, 2002, at which time the properties will either be refinanced or sold. No cash distributions were paid in 1995. However, at October 31, 1995, distributions of proceeds from the sale of Marble Hills of $1,000,000 had been declared which were paid in the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the $1,000 per apartment unit is funded for each respective property.



                        PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b)  Reports on Form 8-K filed during the quarter ended April 30, 1996:
        None.



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



                                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                   By: Shelter Realty VI Corporation
                                       Corporate General Partner



                                   By:/s/ William H. Jarrard, Jr.
                                      William H. Jarrard, Jr.
                                      President and Director




                                   By:/s/ Ronald Uretta
                                      Ronald Uretta
                                      Principal Financial Officer
                                      and Principal Accounting Officer



                                   Date: June 3, 1996