Form 10QSB
period 1996-07-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1996-09-11
CIK 730013

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

          For the quarterly period ended July 31, 1996

                               or

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

                          BALANCE SHEET
                           (Unaudited)

                          July 31, 1996



Assets
  Cash:
     Unrestricted                                            $ 2,881,631
     Restricted--tenant security deposits                        204,230
  Accounts receivable                                             13,886
  Escrow for taxes                                               606,256
  Restricted escrows                                           1,518,559
  Other assets                                                   689,624
  Investment properties:
     Land                                     $ 4,949,503
     Buildings and related personal property   45,974,308
                                               50,923,811
     Less accumulated depreciation            (22,446,726)    28,477,085

                                                             $34,391,271


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                           $    96,312
  Tenant security deposits                                       196,902
  Accrued taxes                                                  713,337
  Other liabilities                                              371,337
  Mortgage notes payable                                      27,509,847

Partners' Capital (Deficit)
  General partners                            $  (303,078)
  Limited partners (42,324 units
     issued and outstanding)                    5,806,614      5,503,536

                                                             $34,391,271



         See Accompanying Notes to Financial Statements

b)              SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS
                               (Unaudited)



                                  Three Months Ended         Nine Months Ended
                                       July 31,                   July 31,
                                  1996          1995         1996         1995
Revenues:
  Rental income               $2,352,265    $2,598,756    $6,999,815    $7,703,174
  Other income                   172,786       139,596       500,576       468,166
     Total revenues            2,525,051     2,738,352     7,500,391     8,171,340

Expenses:
  Operating                      769,597       878,979     2,163,373     2,465,302
  General and administrative      74,153       179,674       244,106       320,124
  Maintenance                    430,666       398,340     1,057,047     1,076,191
  Depreciation                   495,975       553,227     1,466,175     1,633,249
  Interest                       625,306       710,549     1,888,981     2,142,533
  Property taxes                 224,928       239,141       663,221       705,812
     Total expenses            2,620,625     2,959,910     7,482,903     8,343,211

Casualty loss                         --            --        (1,047)           --

     Net income (loss)        $  (95,574)   $ (221,558)   $   16,441    $ (171,871)

Net income (loss) allocated
  to general partners (1%)    $     (956)   $   (2,216)   $      164    $   (1,719)
Net income (loss) allocated
  to limited partners (99%)      (94,618)     (219,342)       16,277      (170,152)

                              $  (95,574)   $ (221,558)   $   16,441    $ (171,871)

Net income (loss) per limited
  partnership unit            $    (2.24)   $    (5.18)   $      .38    $    (4.02)


              See Accompanying Notes to Financial Statements

c)               SHELTER PROPERTIES VI LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                              (Unaudited)

                                  Limited
                                Partnership    General      Limited
                                   Units       Partners     Partners        Total

Original capital contributions     42,324     $   2,000   $42,324,000  $42,326,000

Partners' capital (deficit)
 at October 31, 1995               42,324     $(303,242)  $ 5,790,337  $ 5,487,095

Net income for the nine months
 ended July 31, 1996                                164        16,277       16,441

Partners' capital (deficit)
 at July 31, 1996                  42,324     $(303,078)  $ 5,806,614  $ 5,503,536


             See Accompanying Notes to Financial Statements

d)              SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                              Nine Months Ended
                                                                  July 31,
                                                          1996              1995
Cash flows from operating activities:
  Net income (loss)                                $      16,441        $  (171,871)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                       1,466,175          1,633,249
    Amortization of discounts and loan costs             222,106            239,750
    Casualty loss                                          1,046                 --
  Change in accounts:
      Restricted cash                                     (9,000)           (11,863)
      Accounts receivable                                  2,681              5,418
      Escrows for taxes                                 (206,117)          (159,710)
      Other assets                                       (55,558)            28,106
      Accounts payable                                  (244,566)          (109,273)
      Tenant security deposit liabilities                 11,811              8,082
      Accrued taxes                                      146,928            129,162
      Other liabilities                                   11,782             38,602

       Net cash provided by operating activities       1,363,729          1,629,652

Cash flows from investing activities:
  Property improvements and replacements                (701,773)          (642,980)
  Deposits to restricted escrows                         (46,183)          (226,672)
  Receipts from restricted escrows                        67,648             58,156
  Net insurance proceeds from property damages            35,587                 --

       Net cash used in investing activities            (644,721)          (811,496)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (546,935)          (564,289)
  Partners' distributions                             (1,000,000)                --

       Net cash used in financing activities          (1,546,935)          (564,289)

Net (decrease) increase in cash                         (827,927)           253,867

Cash at beginning of period                            3,709,558          1,035,305

Cash at end of period                                $ 2,881,631         $1,289,172

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $ 1,670,711         $1,903,808

              See Accompanying Notes to Financial Statements

                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (Continued)



                  Supplemental Disclosure of Non-Cash Activity

Property improvements and replacements

Accounts payable was adjusted $53,548 at July 31, 1996, for non-cash amounts in connection with property improvements and replacements.

                 See Accompanying Notes to Financial Statements


             SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)







Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner (Shelter Realty VI Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1995.


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


                                                     Nine Months Ended
                                                          July 31,
                                                   1996               1995

Net cash provided by operating activities       $1,363,729         $1,629,652
  Payments on mortgage notes payable              (546,935)          (564,289)
  Property improvements and replacements          (701,773)          (642,980)
  Change in restricted escrows, net                 21,465           (168,516)
  Changes in reserves for net operating
      liabilities                                  342,039             71,476
  Additional reserves                             (480,000)          (340,000)

         Net cash used in operations            $   (1,475)        $  (14,657)




The Corporate General Partner reserved an additional $480,000 on July 31, 1996, to fund capital improvements and repairs at the properties. On July 31, 1995, the Corporate General Partner reserved $340,000 for capital expenditures and to fund the Reserve Escrow, as defined in the mortgage notes.


Note C B Transactions with Affiliated Parties


The Partnership  has no  employees and  is dependent  on the  Corporate  General
Partner and its affiliates for the management and administration of all partnership activities. The Partnership agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during the nine months ended July 31, 1996 and 1995, are included in operating expenses on the statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements for services which are included in general and administrative expenses on the statement of operations for the nine months ended July 31, 1996 and 1995, as reflected in the following table:

                                                       For the Nine Months Ended
                                                                July 31,
                                                           1996          1995

Property management fees                                 $370,116      $405,758

Reimbursement for services of affiliates                  143,489       125,792





Note C - Transactions with Affiliated Parties - continued

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships; (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers; the true value of the interest; the true financial condition of the partnerships; the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future; the liquidity and true value of the limited partner interests; the reasons for the limited secondary market for limited partner interests; and the true nature of the market for the underlying real estate assets owned by the Shelter Properties' Partnerships, all in violation of the federal securities laws.


Note D - Contingencies - continued


On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $722,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Shelter Properties Partnerships made the payments to investors in accordance with the settlement in early September 1996.


Note E - Sale of Marble Hills Apartments

On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the related mortgage notes payable. The total outstanding balance on the mortgage notes payable was $3,344,066. The carrying amount of the property was $4,459,975. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229 recognized during the fourth quarter of 1995. As of July 31, 1995, total assets of Marble Hills were $4,737,120, total liabilities were $3,272,981 and partners' deficit was $1,464,139. Revenues and expenses for the nine months ended July 31, 1995, were $1,018,467 and $990,518, respectively, resulting in net income of $27,949.


Note F - Casualty Loss


During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square. Although the damage was covered by insurance, the damage resulted in a loss of $1,047. The loss resulted from gross proceeds received of $43,141 which were less than the basis of the property plus expenses to replace the interiors damaged.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended July 31, 1996 and 1995:



                                               Average Occupancy
Property                                       1996         1995

Rocky Creek
    Augusta, Georgia                            84%          90%

Carriage House
    Gastonia, North Carolina                    97%          98%

Nottingham Square
    Des Moines, Iowa                            94%          94%

Foxfire/Barcelona
    Durham, North Carolina                      98%          98%

River Reach
    Jacksonville, Florida                       98%          99%

Village Gardens
    Fort Collins, Colorado                      94%          94%


The Corporate General Partner attributes the decrease in occupancy at Rocky Creek to an increase in the number of tenants purchasing homes. Also contributing to the decrease in occupancy was the downsizing of the employment base with lay-offs in the region.

The Partnership's net income for the nine months ended July 31, 1996, was $16,441 and the net loss for three months ended July 31, 1996, was $95,574. The Partnership reported net losses of $171,871 and $221,558 for the corresponding periods of 1995. The increase in net income for the nine months ended July 31, 1996, and the decrease in net loss for the three months ended July 31, 1996, is primarily due to a decrease in general and administrative expense, an increase in other income and an increase in rental income at the six remaining properties. General and administrative expense decreased due to a decrease in legal fees associated with the lawsuits disclosed in the Legal Proceeding section below, as well as the decrease in professional expenses in connection with the tender offerings in 1995. Other income increased due to an increase in interest income resulting from increased cash reserves invested at higher interest rates compared to 1995. Management's aggressiveness in collecting fees related to lease cancellations at Nottingham Square also contributed to the increase in other income.

On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated third party. The buyer assumed the related mortgage notes payable. The total outstanding balance on the mortgage notes payable was $3,344,066. The carrying amount of the property was $4,459,975. The Partnership received net proceeds of $2,412,138 after payment of closing costs. This disposition resulted in a gain of $1,296,229 recognized during the fourth quarter of 1995. As of July 31, 1995, total assets of Marble Hills were $4,737,120, total liabilities were $3,272,981 and partners' deficit was $1,464,139. Revenues and expenses for the nine months ended July 31, 1995, were $1,018,467 and $990,518, respectively, resulting in net income of $27,949.

As a result of the sale of Marble Hill (discussed above) overall rental income and expenses decreased during 1996 as compared to the corresponding period in 1995. Rental income for the remaining properties increased due to rental rate increases during 1996. Offsetting the increase in net income for the nine months ended July 31, 1996, was an increase in maintenance expense at the remaining properties. Maintenance expense increased at Foxfire/Barcelona due to gutter repairs and exterior painting and at Village Gardens due to exterior and interior improvements needed to maintain its market share.

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square. Although the damage was covered by insurance, the damage resulted in a loss of $1,047, arising from gross proceeds received of $43,141 which were less than the basis of the property plus expenses to replace the interiors damaged.

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

At July 31, 1996, the Partnership reported unrestricted cash of $2,881,631 versus $1,289,172 for the same period of 1995. Net cash provided by operating activities decreased due to an increase in other assets due to a Federal tax deposit required under Section 7519 of the Internal Revenue Code for future tax liabilities which may be incurred from the income of the Partnership's investment properties. The decrease in accounts payable, which was due to the timing of payments to vendors, also contributed to the decrease in cash provided by operating activities. Net cash used in investing activities decreased due to insurance proceeds received in 1996 as a result of the fire discussed above and a decrease in net cash deposited to restricted escrows as the escrows are fully funded. Offsetting the decrease in net cash used in investing activities was an increase in property improvements and replacements primarily due to replacements of carpet, appliances, and HVAC units at Nottingham Square to improve and maintain current occupancy levels. Net cash used in financing activities increased due to a distribution made to partners during the nine months ended July 31, 1996.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $27,509,847, net of discount, is amortized over 257 months with balloon payments of $23,007,741 due on November 15, 2002, at which time the properties will either be refinanced or sold. No cash distributions were paid in 1995. Distributions of the proceeds from the sale of Marble Hills of $1,000,000 were paid in the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves.



                    PART II - OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS


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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships; (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $722,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Shelter Properties Partnerships made the payments to investors in accordance with the settlement in early September 1996.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


   a) Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K filed during the quarter ended July 31, 1996:

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

                             Date: September 11, 1996