Form 10KSB
period 1996-10-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1997-01-29
CIK 730013

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)
                 (As last amended by 34-31905, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended October 31, 1996
                                      or

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

State issuer's revenues for its most recent fiscal year.  $10,079,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partners belief that such trading would not exceed $25,000,000.


                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated March 22, 1984 (included in Registration Statement, No.2-86995, of Registrant) are incorporated by reference into Parts I and III.

                                    PART I



ITEM 1. DESCRIPTION OF BUSINESS

Shelter Properties VI Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired eight existing apartment properties during 1984 and 1985 and has been operating such properties since that time with the exception of Northridge Landing Apartments, which the Partnership permitted a lender to foreclose upon on February 6, 1990. Also, on September 29, 1995, the Registrant sold Marble Hills Apartments as discussed in "Note B" to the financial statements.

Commencing March 22, 1984, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 34,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account. By means of Supplement No. 4 dated September 28, 1984, the Partnership offered for sale an additional 15,000 Units. An additional 100 Units were purchased by Shelter Realty VI Corporation ("the Corporate General Partner"). Limited partners are not required to make any additional capital contributions.

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

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

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

ITEM 2. DESCRIPTION OF PROPERTIES

On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the mortgages, payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest, was approximately $3,353,000. The Partnership received net proceeds of approximately $2,412,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,296,000.

The following table sets forth the Registrant's investments in properties:


                                Date of
Property                        Purchase     Type of Ownership       Use

Rocky Creek Apartments          6/29/84    Fee ownership subject   Apartment
Augusta, Georgia                           to first and second     120 units
                                           mortgages.

Carriage House Apartments       6/29/84    Fee ownership subject   Apartment
Gastonia, North Carolina                   to first and second     102 units
                                           mortgages.

Nottingham Square Apartments    8/31/84    Fee ownership subject   Apartment
  Des Moines, Iowa                         to first and second     442 units
                                           mortgages.

Foxfire Apartments/             9/30/84    Fee ownership subject   Apartment
Barcelona Apartments            3/28/85    to first and second     353 units
  Durham, North Carolina                   mortgages.

River Reach Apartments          1/30/85    Fee ownership subject   Apartment
  Jacksonville, Florida                    to first and second     298 units
                                           mortgages.

Village Garden Apartments       3/01/85    Fee ownership subject   Apartment
  Fort Collins, Colorado                   to first and second     141 units
                                           mortgages.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                           Gross
                          Carrying  Accumulated                       Federal
Property                   Value    Depreciation   Rate    Method    Tax Basis


Rocky Creek               $ 4,475     $ 1,946    5-35 yrs   S/L       $ 1,290
 Augusta, GA
Carriage House              3,796       1,906    5-27 yrs   S/L           828
 Gastonia, NC
Nottingham Square          13,387       6,083    5-29 yrs   S/L         4,906
 Des Moines, IO
Foxfire/Barcelona          11,275       5,225    5-31 yrs   S/L         4,469
 Durham, NC
River Reach                14,144       6,033    5-27 yrs   S/L         4,882
 Jacksonville, FL
Village Garden              3,942       1,607    5-30 yrs   S/L         1,574
 Fort Collins, CO

      Total               $51,019     $22,800                         $17,949

See "Note A" to financial statements in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                   Principal                                      Principal
                   Balance At    Stated                            Balance
                   October 31,  Interest    Period    Maturity     Due At
Property              1996        Rate     Amortized    Date      Maturity

Rocky Creek
 1st Mortgage      $    2,194     7.60%       (1)     11/15/02    $   1,737
 2nd Mortgage              74     7.60%       (1)     11/15/02           74

Carriage House
1st Mortgage            2,022     7.60%       (1)     11/15/02        1,601
 2nd Mortgage              68     7.60%       (1)     11/15/02           68

Nottingham Square
 1st Mortgage           7,917     7.60%       (1)     11/15/02        6,268
 2nd Mortgage             268     7.60%       (1)     11/15/02          268

Foxfire/Barcelona
 1st Mortgage           5,723     7.60%       (1)     11/15/02        4,531
 2nd Mortgage             193     7.60%       (1)     11/15/02          193

River Reach
 1st Mortgage           7,441     7.60%       (1)     11/15/02        5,890
 2nd Mortgage             252     7.60%       (1)     11/15/02          252

Village Garden
 1st Mortgage           2,576     7.60%       (1)     11/15/02        2,039
 2nd Mortgage              87     7.60%       (1)     11/15/02           87

                       28,815
Less unamortized
 discounts             (1,443)

                   $   27,372




(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

The Partnership exercised interest rate buy-down options for each of the mortgage notes payable reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $2,433,000 and is being amortized as a loan discount using the interest method over the life of the loans. The unamortized discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes cannot be prepaid prior to November 15, 1997; thereafter, they require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                            Average Annual                 Average Annual
                             Rental Rates                    Occupancy
                          1996           1995             1996       1995

Rocky Creek              $6,646         $6,610             86%        90%
Carriage House            6,828          6,352             97%        98%
Nottingham Square         6,663          6,539             93%        94%
Foxfire/Barcelona         6,495          6,118             98%        98%
River Reach               7,421          7,141             98%        99%
Village Garden            6,937          6,232             95%        95%


The Corporate General Partner attributes the decrease in occupancy at Rocky Creek to an increase in the number of tenants purchasing homes as well as the overall soft market conditions due to the layoffs at the Savannah River Site.

As noted under "Item 1., Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual tenant leases 10% or more of the available rental space.

Real estate taxes and effective rates in 1996 for each property were:
(dollar amounts in thousands)


                                     1996          1996
                                    Billing*       Rate

Rocky Creek                           $ 36         2.72%
Carriage House                          37         1.31%
Nottingham Square                      407         3.20%
Foxfire/Barcelona                      159         1.62%
River Reach                            225         2.08%
Village Garden                          37         8.58%

*Due to this property having a fiscal year different than the real estate tax year, tax expense does not agree to the 1996 billing.


ITEM 3.  LEGAL PROCEEDINGS

The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia.

The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchasers") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchasers acquired 7,985 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the Shelter Properties Partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the Shelter Properties Partnerships; (ii) the defendants' actions reduced the demand for the Shelter Properties Partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers;
(iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the Shelter Properties Partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the Shelter Properties Partnerships, the factors affecting the likelihood that properties owned by the Shelter Properties Partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchasers, of which approximately $722,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchasers made the payments to investors in accordance with the settlement in early September 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended October 31, 1996, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                   PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of October 31, 1996, there was minimal trading of the Units in the secondary market establishing a high and low value of $270 and $240, respectively, per unit as quoted in the September 1996 Stanger Report. As of October 31, 1996, there were 3,097 holders of record owning an aggregate of 42,324 Units. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future. At October 31, 1995, distributions of $1,000,000 had been declared and accrued. These distributions were paid to the partners on December 14, 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves. As of October 31, 1996, the Reserve Account was fully funded, however if it becomes necessary to draw upon the reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account as disclosed in "Note A" of the financial statements.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net loss as reported in the financial statements for the year ended October 31, 1996, was approximately $61,000 compared to net income of approximately $772,000 for the corresponding period of 1995 (see "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income (loss).) The change in net income (loss) from 1995 to 1996 is primarily attributable to the gain on the sale of the Marble Hill Apartment in 1995, (see "Note B" of the financial statements for additional information), which was in excess of the net income for the year.

The decrease in rental income is due primarily to the sale of Marble Hills, mitigated by rental increases at all of the Partnership's properties. The increase in other income is due to an increase in the average amount of cash available to be invested in interest bearing certificates of deposit.

Operating, maintenance, depreciation and interest expenses decreased primarily as a result of the sale of Marble Hills. Additionally the decrease in general and administrative expenses is due to decreased legal fees associated with the lawsuits disclosed in "Item 3. Legal Proceedings," as well as decreased professional expenses in connection with the Partnership's required responses to the tender offerings in 1995.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value provided by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Partnership. For the year ended October 31, 1996, no adjustments for impairment of value were necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Partnership held unrestricted cash of approximately $3,106,000 compared to approximately $3,710,000 at October 31, 1995. Net cash provided by operating activities increased due to rental rate increases at all of the Partnership's properties, partially offset by an increase in other assets due to a Federal tax deposit required under Section 7519 of the Internal Revenue Code for future tax liabilities which may be incurred from the income of the Partnership's investment properties. Net cash provided by investing activities decreased primarily due to proceeds from the sale of Marble Hills in 1995. Excluding the Marble Hill sale proceeds, net cash used in investing activities was comparable for 1996 and 1995. Net cash used in financing activities increased due to the payment of approximately $1,000,000 of accrued distributions to partners in December of 1995.

For 1997, the Partnership has budgeted approximately $175,000 for parking area improvements at Nottingham Square. Except for this project, the Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditure and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from Partnership reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $27,372,000, net of discount, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold. No cash distributions were paid during the 1995 fiscal year. Distributions of the proceeds from the sale of Marble Hills of approximately $1,000,000 were paid in the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves. As of October 31, 1996, the Reserve Account was fully funded, however if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account as disclosed in "Note A" of the financial statements.

ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES VI LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Balance Sheet - October 31, 1996

     Statements of Operations - Years ended October 31, 1996 and 1995

     Statements of Changes in Partners' Capital (Deficit) - Years ended
       October 31, 1996 and 1995

     Statements of Cash Flows - Years ended October 31, 1996 and 1995

     Notes to Financial Statements



                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties VI Limited Partnership


We have audited the accompanying balance sheet of Shelter Properties VI Limited Partnership as of October 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI Limited Partnership as of October 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.



                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina
December 10, 1996

                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                 October 31, 1996
                         (in thousands, except unit data)



Assets
  Cash and cash equivalents:
     Unrestricted                                               $ 3,106
     Restricted--tenant security deposits                           199
  Accounts receivable                                                20
  Escrows for taxes                                                 438
  Restricted escrows                                              1,509
  Other assets                                                      720
  Investment properties (Notes C & F):
     Land                                        $  4,950
     Buildings and related personal property       46,069
                                                   51,019
     Less accumulated depreciation                (22,800)       28,219

                                                                $34,211

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $   253
  Tenant security deposits                                          197
  Accrued taxes                                                     610
  Other liabilities                                                 353
  Mortgage notes payable (Note C)                                27,372

Partners' Capital (Deficit)
  General partners                               $   (304)
  Limited partners (42,324 units
     issued and outstanding)                        5,730         5,426

                                                                $34,211

                  See Accompanying Notes to Financial Statements


                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)



                                                       Years Ended October 31,
                                                          1996         1995
Revenues:
  Rental income                                          $ 9,418    $ 10,251
  Other income                                               661         589

     Total revenues                                       10,079      10,840

Expenses:
  Operating                                                2,949       3,316
  General and administrative                                 293         478
  Maintenance                                              1,481       1,659
  Depreciation                                             1,973       2,173
  Interest                                                 2,517       2,823
  Property taxes                                             927         915
     Total expenses                                       10,140      11,364

Gain on sale of property (Note B)                             --       1,296

          Net (loss) income (Note D)                     $   (61)    $   772

Net (loss) income allocated to
  general partner (1%)                                   $    (1)    $     8
Net (loss) income allocated to
  limited partners (99%)                                     (60)        764
                                                         $   (61)    $   772

Net (loss) income per limited partnership unit           $ (1.42)    $ 18.05

                  See Accompanying Notes to Financial Statements


                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)


                                 Limited
                               Partnership   General      Limited
                                  Units      Partners     Partners      Total

Original capital
  contributions                  42,324      $     2      $42,324      $42,326
Partners' capital (deficit)
  at October 31,1994             42,324      $  (311)     $ 6,026      $ 5,715
Net income for the year
  ended October 31, 1995             --            8          764          772
Distributions payable
  to partners                        --           --       (1,000)      (1,000)
Partners' capital (deficit)
  at October 31, 1995            42,324         (303)       5,790        5,487
Net loss for the year ended
  October 31, 1996                   --           (1)         (60)         (61)
Partners' capital (deficit) at
  October 31, 1996               42,324      $  (304)     $ 5,730      $ 5,426

                See Accompanying Notes to Financial Statements


                     SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                              STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended October 31,
                                                         1996         1995
Cash flows from operating activities:
  Net (loss) income                                    $   (61)      $  772
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
    Depreciation                                         1,973        2,173
    Amortization of discounts and loan costs               297          318
    Casualty loss                                            1           --
    Loss on disposal of property                             4           42
    Gain on sale of property                                --       (1,296)
    Change in accounts:
      Restricted cash                                       (4)          22
      Accounts receivable                                   (3)          (4)
      Escrows for taxes                                    (38)          12
      Other assets                                        (110)          (4)
      Accounts payable                                    (123)         (20)
      Tenant security deposit liabilities                   12          (32)
      Accrued taxes                                         44          (17)
      Other liabilities                                    (12)         (16)
       Net cash provided by operating activities         1,980        1,950

Cash flows from investing activities:
  Property improvements and replacements                  (938)        (940)
  Deposits to restricted escrows                           (62)        (293)
  Receipts from restricted escrows                          93          299
  Net insurance proceeds from casualty loss                 59           --
  Proceeds from sale of property                            --        2,412
       Net cash (used in) provided by
         investing activities                             (848)       1,478

Cash flows from financing activities:
  Payments on mortgage notes payable                      (736)        (753)
   Distributions to partners                            (1,000)          --
       Net cash used in financing activities            (1,736)        (753)

Net (decrease) increase in cash balance                   (604)       2,675

Cash at beginning of period                              3,710        1,035
Cash at end of period                                  $ 3,106       $3,710
Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 2,221       $2,518

Supplemental disclosure of non-cash activity:

Accounts payable was adjusted by approximately $89,000 at October 31, 1996, for non-cash amounts in connection with property improvements and replacements.


                   See Accompanying Notes to Financial Statements


                     SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                   (Unaudited)


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties VI Limited Partnership (the Partnership or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner" or "General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2023. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates six apartment properties located in the south, midwest and west. At October 31, 1996, affiliates of Insignia own 8,027 units of the Partnership.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash from (used by) operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash used by operations, as defined in the partnership agreement. However, "net cash used by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                      1996           1995
                                                         (in thousands)

Net cash provided by operating activities         $   1,980        $ 1,950
    Property improvements and replacements             (938)          (940)
    Payments on mortgage notes payable                 (736)          (753)
    Changes in reserves for net operating
      liabilities                                       234             59
    Change in restricted escrows, net                    31              6
    Additional operating reserves                      (571)          (322)

      Net cash used by operations                 $       0        $     0


The General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $571,000 and $322,000 at October 31, 1996 and 1995, respectively, to fund continuing capital improvements at the six properties.

Distributions made from reserves no longer considered necessary by the General Partner are considered to be additional net cash from operations for allocation purposes. At October 31, 1995, the General Partner declared a distribution of $1,000,000 from proceeds from the sale of Marble Hills Apartments which was paid December 15, 1995.

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

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum return based on the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until $1,000 per apartment unit is funded for each respective property.

Undistributed Net Proceeds from Disposition: Net proceeds from the sale of Marble Hills Apartments totalled $2,412,000. In December of 1995, distributions of $1,000,000 were paid, leaving undistributed net proceeds from dispositions of $1,412,000.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property dispositions, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (losses) as shown in the statements of operations and changes in partners' capital for 1996 and 1995 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 42,324 weighted average units outstanding.

Other Reserves: The General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1996 and 1995 were approximately $234,000 and $59,000, respectively, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrow for taxes, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

Capital Improvement Account - In 1992, the Partnership mortgaged the real estate assets of its properties under the terms of a multiple-asset real estate mortgage investment conduit ("REMIC"). At the time of the REMIC refinancing, $1,429,000 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At October 31, 1996, the balance remaining was approximately $14,000. Upon completion of the scheduled property improvements, any excess funds will be returned to the properties for property operations.

Reserve Account - In addition to the Capital Improvement Account, a general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until the accounts equal $1,000 per apartment unit for each respective property. The minimum balance of $400 per apartment unit, as well as the requirement of $1,000 per apartment unit, has currently been attained. The current balance is approximately $1,495,000.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for the initial cost of Carriage House Apartments, 18 years for other additions acquired before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs of approximately $943,000 less accumulated amortization of approximately $368,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and Cash Equivalents:

Unrestricted Cash: Unrestricted cash includes cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: Investment properties consist of six apartment complexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to the appraised value at the time of impairment. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. For the year ended October 31, 1996, no adjustments for impairment of value were necessary.

As of October 31, 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $121,000 and $128,000 for the years ended October 31, 1996 and 1995, respectively.

Fair Value: In 1996, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities of cash equivalents. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - SALE OF MARBLE HILLS APARTMENTS

On September 29, 1995, the Partnership sold Marble Hills Apartments to an unaffiliated party. The buyer assumed the related mortgage notes payable. The total outstanding balance on the mortgage notes payable was approximately $3,344,000. The carrying amount of the property was approximately $4,460,000. The Partnership received net proceeds of approximately $2,412,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,296,000.

Operating revenues and expenses from Marble Hills were approximately $1,214,000 and $1,206,000, respectively for 1995.


NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):


                     Principal      Monthly                         Principal
                     Balance At     Payment      Stated              Balance
                     October 31,   Including    Interest  Maturity    Due At
Property                1996       Interest       Rate      Date     Maturity

Rocky Creek
 1st Mortgage        $  2,194       $   19        7.60%   11/15/02   $ 1,737
 2nd Mortgage              74           (a)       7.60%   11/15/02        74

Carriage House
 1st Mortgage           2,022           17        7.60%   11/15/02     1,601
2nd Mortgage               68           (a)       7.60%   11/15/02        68

Nottingham Square
 1st Mortgage           7,917           68        7.60%   11/15/02     6,268
 2nd Mortgage             268            2        7.60%   11/15/02       268

Foxfire/Barcelona
 1st Mortgage           5,723           49        7.60%   11/15/02     4,531
 2nd Mortgage             193            1        7.60%   11/15/02       193

River Reach
 1st Mortgage           7,441           64        7.60%   11/15/02     5,890
 2nd Mortgage             252            2        7.60%   11/15/02       252

Village Garden
 1st Mortgage           2,576           22        7.60%   11/15/02     2,039
 2nd Mortgage              87            1        7.60%   11/15/02        87

                       28,815       $  245
Less unamortized
 discounts             (1,443)

                     $ 27,372


(a) Monthly payment including interest is less than $1,000.


The Partnership exercised interest rate buy-down options for each of the mortgage notes payable reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $2,433,000 and is being amortized as a loan discount using the interest method over the life of the loans. The unamortized discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes cannot be prepaid prior to November 15, 1997; thereafter, they require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The estimated fair value of the Partnership's aggregate debt is approximately $28,815,000. This estimate is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1996, are as follows (in thousands):


               1997                                  $   794
               1998                                      857
               1999                                      924
               2000                                      997
               2001                                    1,075
          Thereafter                                  24,168
                                                     $28,815


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except unit data):


                                                      1996            1995
Net (loss) income as reported                      $    (61)        $  772
Add (deduct):
 Fixed asset write-offs and casualty gain                (2)            42
 Amortization of present value discounts                (16)           (30)
 Depreciation differences                              (628)          (732)
 Change in prepaid rental income                        (33)            33
 Gain on sale of property                                --          1,137
 Accrued legal fees                                     (76)            76
 Other                                                   (6)            (6)

Federal taxable (loss) income                      $   (822)        $1,292
Federal taxable (loss) income per
     limited partnership unit                      $ (19.23)        $26.77


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net assets as reported                          $    5,426
     Buildings and land                                   3,928
     Accumulated depreciation                           (14,199)
     Syndication fees                                     5,286
     Other                                                   53
     Net assets - tax basis                          $      494


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Property management fees of approximately $497,000 and $540,000 were paid to affiliates of the General Partner for the years ended 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. Reimbursements for services of affiliates of approximately $184,000 and $158,000 were paid to the General Partner and affiliates for the years ended 1996 and 1995, respectively. The reimbursements for services of affiliates for 1996, include approximately $9,000 of reimbursements for construction oversight costs.

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


NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                              Initial Cost
                                              To Partnership

                                                          Buildings        Cost
                                                          and Related   Capitalized
                                                          Personal     Subsequent to
Description                Encumbrances     Land          Property      Acquisition
(in thousands)
Rocky Creek                  $ 2,268        $  168        $ 3,821          $  486
 Augusta, Georgia
Carriage House                 2,090           166          3,038             592
 Gastonia, North Carolina
Nottingham Square              8,185         1,133          9,980           2,274
 Des Moines, Iowa
Foxfire/Barcelona              5,916         1,191          9,998              86
 Durham, North Carolina
River Reach                    7,693         1,872         10,854           1,418
 Jacksonville, Florida
Village Garden                 2,663           420          3,050             472
 Fort Collins, Colorado

      Totals                 $28,815        $4,950        $40,741          $5,328

                           Gross Amount at Which Carried
                                 October 31, 1996
                                     Buildings
                                        And
                                      Related
                                      Personal          Accumulated     Date of       Date     Depreciable
   Description                 Land   Property   Total  Depreciation  Construction  Acquired   Life-Years
(Amounts in thousands)
Rocky Creek Apartments
 Augusta, Georgia            $  168   $ 4,307   $ 4,475   $ 1,946        1979         06/29/84     5-35
Carriage House Apartments
 Gastonia, North Carolina       166     3,630     3,796     1,906      1970-1971      06/29/84     5-27
Nottingham Square Apartments
 Des Moines, Iowa             1,133    12,254    13,387     6,083        1972         08/31/84     5-29
Foxfire/Barcelona Apartments
 Durham, North Carolina       1,191    10,084    11,275     5,225        1973         03/28/85     5-29
                                                                         1975         09/30/84     5-31
River Reach Apartments
 Jacksonville, Florida        1,872    12,272    14,144     6,033        1971         01/30/85     5-27
Village Garden Apartments
 Fort Collins, Colorado         420     3,522     3,942     1,607        1974         03/01/85     5-30

    Totals                   $4,950   $46,069   $51,019   $22,800


Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                              Years Ended October 31,
                                               1996             1995
Investment Properties
Balance at beginning of year                $  50,254       $  57,323
     Property improvements                      1,027             940
     Sale of apartment property                    --          (7,853)
     Disposals of property                       (262)           (156)
Balance at end of year                      $  51,019       $  50,254

Accumulated Depreciation
Balance at beginning of year                $  21,024       $  22,627
     Additions charged to expense               1,973           2,173
     Sale of apartment property                    --          (3,661)
     Disposals of property                       (197)           (115)
Balance at end of year                      $  22,800       $  21,024

The aggregate cost of the real estate for Federal income tax purposes at October 31, 1996 and 1995, respectively, is approximately $54,947,000 and $53,963,000. The accumulated depreciation taken for Federal income tax purposes at October 31, 1996 and 1995, respectively, is approximately $36,998,000 and $34,398,000.

NOTE G - CASUALTY LOSS

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at the Nottingham Square Apartments. Although the damage was covered by insurance, the damage resulted in a loss of approximately $1,000. The loss resulted from the basis of the property plus expenses to replace the interior damaged exceeding the insurance proceeds received.

During the second quarter of 1996, a storm damaged the roofs at the Nottingham Square Apartments. The Partnership is currently negotiating a settlement with the insurance company. The Registrant does not anticipate this casualty to result in a material loss to the Partnership.


NOTE H - CONTINGENCIES

The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchasers acquired 7,985 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the Shelter Properties Partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia and its affiliates from the Shelter Properties Partnerships, (ii) the defendants' actions reduced the demand for the Shelter Properties Partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the Shelter Properties Partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the Shelter Properties Partnerships, the factors affecting the likelihood that properties owned by the Shelter Properties Partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchasers of which approximately $722,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchasers made the payments to investors in accordance with the settlement in early September 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 58, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty VI Corporation are set forth below. There are no family relationships between or among any officers or directors.


Name                          Age        Position

William H. Jarrard, Jr.       50         President and Director

Ronald Uretta                 40         Vice President and Treasurer

John K. Lines, Esq.           37         Vice President and Secretary

Kelley M. Buechler            39         Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Vice President and Secretary and Ms. Buechler, who had previously held the position of Secretary, became Assistant Secretary.

William H. Jarrard has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

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

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.


ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1996.

                                             Number
Entity                                      of Units              Percentage


SP VI Acquisition, LLC                       8,027                  18.97%
High River Limited Partnership               2,961                   7.00%


No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended October 31, 1996. During 1996, the Corporate General Partner received approximately $2,000 and an affiliate of the Corporate General Partner received approximately $189,000 of accrued distributions from the sale of Marble Hills in 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended October 31, 1996, Insignia Residential Group, L.P. received $497,000 in fees for property management.

For a more detailed description of the management fee that Insignia Residential Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading "CONFLICTS OF INTEREST - Property Management Services."

For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note E" of the financial statements included as part of this report.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year in 1996:

     None.


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

                                SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                By:    Shelter Realty VI Corporation
                                       Corporate General Partner


                                By:    /s/ William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President

                                Date:  January 29, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William H. Jarrard, Jr.            Date:   January 29, 1997
William H. Jarrard, Jr.
President and Director


/s/ Ronald Uretta                      Date:   January 29, 1997
Ronald Uretta
Vice President and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

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