Form 10QSB
period 1997-01-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1997-03-14
CIK 730013

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

               For the quarterly period ended January 31, 1997

                                      or

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

                                BALANCE SHEET
                                 (Unaudited)
                        (in thousands, except unit data)
                               January 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $ 3,223
     Restricted--tenant security deposits                              192
  Accounts receivable                                                   16
  Escrows for taxes                                                    403
  Restricted escrows                                                 1,525
  Other assets                                                         671
  Investment properties:
     Land                                          $  4,950
     Buildings and related personal property         46,291
                                                     51,241
     Less accumulated depreciation                  (23,287)        27,954
                                                                   $33,984

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                 $   192
  Tenant security deposits                                             192
  Accrued taxes                                                        537
  Other liabilities                                                    221
  Mortgage notes payable                                            27,231

Partners' Capital (Deficit)
  General partners                                 $   (302)
  Limited partners (42,324 units
     issued and outstanding)                          5,913          5,611
                                                                   $33,984

                 See Accompanying Notes to Financial Statements


b)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                   Three Months Ended
                                                       January 31,
                                                   1997           1996
Revenues:
  Rental income                                  $2,386         $2,312
  Other income                                      167            156
     Total revenues                               2,553          2,468

Expenses:
  Operating                                         695            686
  General and administrative                         63             54
  Maintenance                                       280            339
  Depreciation                                      487            481
  Interest                                          622            634
  Property taxes                                    221            220
     Total expenses                               2,368          2,414

     Net income                                  $  185         $   54

Net income allocated
  to general partners (1%)                       $    2         $    1
Net income allocated
  to limited partners (99%)                         183             53
                                                 $  185         $   54

Net income per limited
  partnership unit                               $ 4.32         $ 1.26

                 See Accompanying Notes to Financial Statements


c)                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                          (in thousands, except unit data)

                                   Limited
                                  Partnership    General       Limited
                                    Units        Partners      Partners      Total
Original capital contributions      42,324        $     2      $42,324      $42,326

Partners' capital (deficit)
 at October 31, 1996                42,324        $  (304)     $ 5,730      $ 5,426

Net income for the three months
 ended January 31, 1997                                 2          183          185

Partners' capital (deficit)
 at January 31, 1997                42,324        $  (302)     $ 5,913      $ 5,611

                See Accompanying Notes to Financial Statements

d)                     SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)

                                                               Three Months Ended
                                                                   January 31,
                                                               1997            1996
Cash flows from operating activities:
  Net income                                                 $  185          $    54
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                                487              481
    Amortization of discounts and loan costs                     76               73
    Loss on disposal of property                                 --                4
    Casualty loss                                                --                1
    Change in accounts:
      Restricted cash                                             7                1
      Accounts receivable                                         4               (1)
      Escrows for taxes                                          35               33
      Other assets                                               25               31
      Accounts payable                                          (61)             (79)
      Tenant security deposit liabilities                        (5)              --
      Accrued taxes                                             (73)             (77)
      Other liabilities                                        (132)             (43)
       Net cash provided by operating activities                548              478

Cash flows from investing activities:
  Property improvements and replacements                       (222)            (282)
  Deposits to restricted escrows                                (16)             (13)
  Receipts from restricted escrows                               --               14
  Net insurance proceeds from property damages                   --               36
       Net cash used in investing activities                   (238)            (245)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (193)            (179)
  Partners' distributions                                        --           (1,000)
       Net cash used in financing activities                   (193)          (1,179)

Net increase (decrease) in cash                                 117             (946)

Cash and cash equivalents at beginning of period              3,106            3,710
Cash and cash equivalents at end of period                   $3,223          $ 2,764

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  546          $   560

                 See Accompanying Notes to Financial Statements


                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner" or "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1996.

Cash and Cash Equivalents:

Unrestricted Cash: Unrestricted cash includes cash on hand and in banks, demand deposits, money market funds, and certificates of deposits with original maturities of less than ninety days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged the unit and is current on its rental payments.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


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

NOTE B - RECONCILIATION OF CASH FLOWS - CONTINUED

                                                            Three Months Ended
                                                                January 31,
                                                               (in thousands)
                                                            1997             1996
Net cash provided by operating activities                  $ 548             $ 478
  Payments on mortgage notes payable                        (193)             (179)
  Property improvements and replacements                    (222)             (282)
  Change in restricted escrows, net                          (16)                1
  Changes in reserves for net operating
      liabilities                                            200               135
  Additional reserves                                       (315)             (155)
         Net cash provided by (used in) operations         $   2             $  (2)

The General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $315,000 and $155,000 at January 31, 1997 and 1996, respectively, to fund continuing capital improvements at the Partnership's six properties.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees of approximately $127,000 and $123,000 were paid to affiliates of the General Partner for the three months ended January 31, 1997 and 1996, respectively. These fees are included in operating expenses on the accompanying statements of operations.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. Reimbursements for services of affiliates of approximately $45,000 and $32,000 were paid to the General Partner and affiliates for the three months ended January 31, 1997 and 1996, respectively.

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


NOTE D - CASUALTY LOSS

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square. Although the damage was covered by insurance, the fire resulted in a loss of approximately $1,000. The loss resulted from gross proceeds received of approximately $43,000 which were less than the basis of the property plus expenses to replace the interiors damaged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended January 31, 1997 and 1996:

                                                Average Occupancy
Property                                        1997          1996

Rocky Creek
    Augusta, Georgia                            87%           77%

Carriage House
    Gastonia, North Carolina                    92%           97%

Nottingham Square
    Des Moines, Iowa                            89%           95%

Foxfire/Barcelona
    Durham, North Carolina                      97%           98%

River Reach
    Jacksonville, Florida                       99%           98%

Village Gardens
    Fort Collins, Colorado                      96%           93%


The Corporate General Partner attributes the increase in occupancy at Rocky Creek to the conversion of some of the two bedroom units to one bedroom units for which there is greater demand. The decrease in occupancy at Carriage House is the result of increased competition in the Gastonia market due to additional units being built. The decrease in occupancy at Nottingham Square was due primarily to additional units being built in the Des Moines market, as well as tenants vacating to purchase homes.

The Partnership realized net income of approximately $185,000 and $54,000 for the three months ended January 31, 1997, and 1996, respectively. The increased net income is largely attributable to rental rate increases at all of the Partnership's properties. Other income increased primarily due to increased interest income as a result of the Partnership having higher cash balances available for investment for the three months ended January 31, 1997, compared to the three months ended January 31, 1996. Also contributing to the increase in net income was a decrease in maintenance expense. The decrease is primarily the result of gutter replacements and exterior painting at Foxfire/Barcelona during the three months ended January 31, 1996.

Included in maintenance expense is approximately $25,000 of major repairs and maintenance comprised primarily of exterior building improvements for the three months ended January 31, 1997. For the three months ended January 31, 1996, approximately $66,000 of major repairs and maintenance comprised primarily of gutter replacements and exterior painting are included in maintenance expense.

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square. Although the damage was covered by insurance, the fire resulted in a loss of approximately $1,000, arising from gross proceeds received of approximately $43,000 which were less than the basis of the property plus expenses to replace the interiors damaged.

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

At January 31, 1997, the Partnership had unrestricted cash of approximately $3,223,000 compared to approximately $2,764,000 at January 31, 1996. Net cash provided by operations increased primarily as a result of increased rental and other income and decreased maintenance expenses as discussed above. Net cash used in financing activities decreased due to approximately $1,000,000 of accrued distributions to partners being paid in the first quarter of 1996. No distributions were made during the three months ended January 31, 1997.

The Partnership has no material capital programs scheduled to be performed in fiscal year 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $27,231,000, net of discount, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold. No cash distributions were paid in the first quarter of 1997. Distributions of the proceeds from the sale of Marble Hills of $1,000,000 were paid in the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K filed during the quarter ended January 31, 1997:

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



                             SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                             By: Shelter Realty VI Corporation
                                 Corporate General Partner



                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Principal Financial Officer
                                 and Principal Accounting Officer


                             Date:  March 14, 1997