Form 10QSB
period 1997-04-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1997-06-16
CIK 730013

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

                For the quarterly period ended April 30, 1997

                                      or

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

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)
                                April 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                  $ 3,508
     Restricted--tenant security deposits                              199
  Accounts receivable                                                   11
  Escrows for taxes                                                    385
  Restricted escrows                                                 1,526
  Other assets                                                         957
  Investment properties:
     Land                                          $  4,950
     Buildings and related personal property         46,514
                                                     51,464
     Less accumulated depreciation                  (23,743)        27,721
                                                                   $34,307

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                 $   310
  Tenant security deposits                                             199
  Accrued taxes                                                        548
  Other liabilities                                                    229
  Mortgage notes payable                                            27,087

Partners' Capital (Deficit)
  General partners                                 $   (299)
  Limited partners (42,324 units
     issued and outstanding)                          6,233          5,934
                                                                   $34,307

                 See Accompanying Notes to Financial Statements

b)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended            Six Months Ended
                                         April 30,                    April 30,
                                     1997         1996             1997         1996
Revenues:
  Rental income                    $ 2,381      $ 2,336          $ 4,767      $ 4,648
  Other income                         166          172              333          328
   Net casualty gain (loss)            268           --              268           (1)
     Total revenues                  2,815        2,508            5,368        4,975

Expenses:
  Operating                            754          713            1,449        1,398
  General and administrative            79          116              142          170
  Maintenance                          311          284              591          623
  Depreciation                         493          489              980          970
  Interest                             619          630            1,241        1,264
  Property taxes                       236          218              457          438
     Total expenses                  2,492        2,450            4,860        4,863

     Net income                    $   323      $    58          $   508      $   112

Net income allocated
  to general partners (1%)         $     3      $     1          $     5      $     1
Net income allocated
  to limited partners (99%)            320           57              503          111

     Net income                    $   323      $    58          $   508      $   112

Net income per limited
  partnership unit                 $  7.56      $  1.36          $ 11.88      $  2.62

                 See Accompanying Notes to Financial Statements

c)                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                          (in thousands, except unit data)

                                     Limited
                                   Partnership     General     Limited
                                      Units        Partners    Partners      Total
Original capital contributions      42,324        $     2      $42,324      $42,326

Partners' (deficit) capital
 at October 31, 1996                42,324        $  (304)     $ 5,730      $ 5,426

Net income for the six months
 ended April 30, 1997                   --              5          503          508

Partners' (deficit) capital
 at April 30, 1997                  42,324        $  (299)     $ 6,233      $ 5,934

                See Accompanying Notes to Financial Statements

d)                     SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)

                                                                  Six Months Ended
                                                                      April 30,
                                                                1997            1996
Cash flows from operating activities:
  Net income                                                 $  508           $   112
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                                980               970
    Amortization of discounts and loan costs                    152               148
    Casualty (gain) loss                                       (268)                1
    Change in accounts:
      Restricted cash                                            --                (1)
      Accounts receivable                                         9                (7)
      Escrows for taxes                                          53                18
      Other assets                                               24               (55)
      Accounts payable                                          (75)             (158)
      Tenant security deposit liabilities                         2                 4
      Accrued taxes                                             (62)              (59)
      Other liabilities                                        (124)               (2)
       Net cash provided by operating activities              1,199               971

Cash flows from investing activities:
  Property improvements and replacements                       (426)             (524)
  Deposits to restricted escrows                                (31)              (31)
  Receipts from restricted escrows                               14                68
  Net insurance proceeds from property damages                   36                35
       Net cash used in investing activities                   (407)             (452)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (390)             (361)
  Partners' distributions                                        --            (1,000)
       Net cash used in financing activities                   (390)           (1,361)

Net increase (decrease) in cash and cash equivalents            402             (842)

Cash and cash equivalents at beginning of period              3,106             3,710
Cash and cash equivalents at end of period                   $3,508           $ 2,868

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $1,089           $ 1,117

Supplemental disclosure of non-cash activity:

Other assets and accounts payable were adjusted by approximately $308,000 and $132,000, respectively, for non-cash amounts in connection with the recording of the casualty items.

                 See Accompanying Notes to Financial Statements

                      SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner" or "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1996.

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

                                                              Six Months Ended
                                                                  April 30,
                                                                (in thousands)
                                                            1997              1996
Net cash provided by operating activities                 $1,199             $ 971
  Payments on mortgage notes payable                        (390)             (361)
  Property improvements and replacements                    (426)             (524)
  Change in restricted escrows, net                          (17)               37
  Changes in reserves for net operating
      liabilities                                            173               260
  Additional reserves                                       (540)             (385)
      Net cash used in operations                         $   (1)            $  (2)

The General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $540,000 and $385,000 at April 30, 1997 and 1996, respectively, to fund continuing capital improvements at the Partnership's six properties.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees of approximately $251,000 and $246,000 were paid to affiliates of the Corporate General Partner for the six months ended April 30, 1997 and 1996, respectively. These fees are included in operating expenses in the accompanying statements of operations.

The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. Reimbursements for services of affiliates of approximately $101,000 and $95,000 were paid to the Corporate General Partner and affiliates for the six months ended April 30, 1997 and 1996, respectively. Included in these reimbursements for the six months ended April 30, 1997, was approximately $7,000 which was paid to affiliates of the Corporate General Partner for construction oversight costs incurred in conjunction with improvements made primarily at River Reach. These amounts are included maintenance expense in the accompanying statements of operations.

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


NOTE D - CASUALTY GAINS AND LOSSES

During the second quarter of 1997, the Partnership recorded the following casualty gains and losses. A casualty gain of approximately $232,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square that occurred in the second quarter of 1996. Approximately $27,000 of these proceeds were received during the second quarter of 1997 and the remaining $205,000 was received subsequent to quarter end. In November 1996, a fire occurred at Carriage House which damaged one unit and caused smoke damage to two additional units and the common area. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $7,000. In March 1997, a fire occurred at Village Gardens which destroyed one unit and caused smoke and water damage to additional units. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $10,000. In April 1997, a fire occurred at Foxfire/Barcelona which destroyed an entire building consisting of eight units. A casualty gain of approximately $53,000 resulted from the expected insurance proceeds of $113,000 exceeding the basis of the units destroyed plus the total estimated costs to replace the assets. The combination of these casualty events resulted in a casualty gain of approximately $268,000 for the six months ended April 30, 1997.

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square. Although the damage was covered by insurance, the damage resulted in a loss of approximately $1,000. The loss resulted from gross proceeds received of approximately $43,000, which were less than the basis of the property plus expenses to replace the damaged interiors.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended April 30, 1997 and 1996:



                                               Average Occupancy
Property                                        1997          1996

Rocky Creek
    Augusta, Georgia                            87%           80%

Carriage House
    Gastonia, North Carolina                    91%           97%

Nottingham Square
    Des Moines, Iowa                            90%           95%

Foxfire/Barcelona
    Durham, North Carolina                      96%           98%

River Reach
    Jacksonville, Florida                       98%           98%

Village Gardens
    Fort Collins, Colorado                      95%           93%

The Corporate General Partner attributes the increase in occupancy at Rocky Creek to the conversion of some of the two bedroom units to the more popular one bedroom units. The decrease in occupancy at Carriage House is the result of increased competition in the Gastonia market due to new complexes. The decrease in occupancy at Nottingham Square is due primarily to additional units being built in the Des Moines market, as well as tenants vacating to purchase homes.

The Partnership realized net income of approximately $508,000 and $112,000 for the six months ended April 30, 1997 and 1996, respectively. During the three months ended April 30, 1997 and 1996, the Partnership realized net income of approximately $323,000 and $58,000, respectively. The increased net income for the three and six months ended April 30, 1997, is largely attributable to the net casualty gains, as discussed below, and rental rate increases at all of the Partnership's investment properties. Also contributing to the increase in net income for the six months ended April 30, 1997, was a decrease in general and administrative and maintenance expenses. The decrease in general and administrative expenses for the three and six months ended April 30, 1997, is due to decreased printing and mailing costs and due to decreased audit and appraisal fees. The decrease in maintenance expense is primarily the result of gutter replacements and exterior painting at Foxfire/Barcelona during the six months ended April 30, 1996.

Included in maintenance expense is approximately $98,000 of major repairs and maintenance comprised primarily of exterior building improvements and major landscaping for the six months ended April 30, 1997. For the six months ended April 30, 1996, approximately $122,000 of major repairs and maintenance comprised primarily of gutter replacements, exterior building improvements, swimming pool repairs, major landscaping and exterior painting are included in maintenance expense.

During the second quarter of 1997, the Partnership recorded the following casualty gains and losses. A casualty gain of approximately $232,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square that occurred in the second quarter of 1996. Approximately $27,000 of these proceeds were received during the second quarter of 1997 and the remaining $205,000 was received subsequent to quarter end. In November 1996, a fire occurred at Carriage House which damaged one unit and caused smoke damage to two additional units and the common area. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $7,000. In March 1997, a fire occurred at Village Gardens which destroyed one unit and caused smoke and water damage to additional units. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and resulted in a casualty loss of approximately $10,000. In April 1997, a fire occurred at Foxfire/Barcelona which destroyed an entire building consisting of eight units. A casualty gain of approximately $53,000 resulted from the expected insurance proceeds of $113,000 exceeding the basis of the units destroyed plus the total estimated costs to replace the assets. The combination of these casualty events resulted in a casualty gain of approximately $268,000 for the six months ended April 30, 1997.

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed three units at Nottingham Square.
Although the damage was covered by insurance, the damage resulted in a loss of approximately $1,000, arising from gross proceeds received of approximately $43,000, which were less than the basis of the property plus expenses to replace the damaged interiors.

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

At April 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $3,508,000, compared to approximately $2,868,000 at April 30, 1996. Net cash provided by operating activities increased primarily as a result of increased rental income and decreased maintenance expenses, as discussed above. The increase is also attributable to a decrease in other assets and the timing of payments of accounts payable, partially offset by a decrease in other liabilities. Net cash used in investing activities decreased slightly due to reduced property improvements and replacements, partially offset by reduced receipts from restricted escrows and reduced net insurance proceeds from property damages. Net cash used in financing activities decreased due to approximately $1,000,000 of accrued distributions to partners being paid in the first quarter of 1996. No distributions were made during the six months ended April 30, 1997.

The Partnership has no material capital programs scheduled to be performed in fiscal year 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $27,087,000, net of discount, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold. No cash distributions were paid during the first two quarters of 1997. Distributions of the proceeds from the sale of Marble Hills of $1,000,000 were paid in the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K filed during the quarter ended April 30, 1997:

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


                             Date: June 13, 1997