Form 10QSB
period 1997-07-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1997-09-15
CIK 730013

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1997



[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)
                                July 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $ 3,629
     Restricted--tenant security deposits                              201
  Accounts receivable                                                   28
  Escrows for taxes                                                    561
  Restricted escrows                                                 1,541
  Other assets                                                         901
  Investment properties:
     Land                                          $  4,950
     Buildings and related personal property         46,744
                                                     51,694
     Less accumulated depreciation                  (24,084)        27,610
                                                                   $34,471

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $   264
  Tenant security deposits                                             201
  Accrued taxes                                                        768
  Other liabilities                                                    238
  Mortgage notes payable                                            26,940
Partners' (Deficit) Capital
  General partners                                 $   (298)
  Limited partners (42,324 units
     issued and outstanding)                          6,358          6,060
                                                                   $34,471


                 See Accompanying Notes to Financial Statements


b)                  SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended Nine Months Ended
                                          July 31,           July 31,
                                      1997      1996     1997       1996
Revenues:
  Rental income                      $ 2,469 $ 2,352   $ 7,235   $ 7,000
  Other income                           183     173       516       500
     Total revenues                    2,652   2,525     7,751     7,500

Expenses:
  Operating                              751     770     2,200     2,164
  General and administrative              72      74       213       244
  Maintenance                            409     431     1,000     1,057
  Depreciation                           510     496     1,490     1,466
  Interest                               617     625     1,858     1,889
  Property taxes                         241     225       698       663
     Total expenses                    2,600   2,621     7,459     7,483

Net casualty gain (loss)                  74      --       342        (1)

     Net income (loss)               $   126 $   (96)  $   634   $    16

Net income (loss) allocated
  to general partners (1%)           $     1 $    (1)  $     6   $    --
Net income (loss) allocated
  to limited partners (99%)              125     (95)      628        16

     Net income (loss)               $   126 $   (96)  $   634   $    16

Net income (loss) per limited
  partnership unit                   $  2.95 $ (2.24)  $ 14.84   $   .38

                 See Accompanying Notes to Financial Statements


c)
                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                 STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                     (Unaudited)
                       (in thousands, except unit data)


                                    Limited
                                  Partnership   General   Limited
                                     Units     Partners  Partners     Total

Original capital contributions      42,324      $     2   $42,324    $42,326

Partners' (deficit) capital
 at October 31, 1996                42,324      $  (304)  $ 5,730    $ 5,426

Net income for the nine months
 ended July 31, 1997                    --            6       628        634

Partners' (deficit) capital
 at July 31, 1997                   42,324      $  (298)  $ 6,358    $ 6,060


                See Accompanying Notes to Financial Statements


d)
                       SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                   (in thousands)

                                                             Nine Months Ended
                                                                  July 31,
                                                               1997      1996
Cash flows from operating activities:
  Net income                                                  $  634    $   16
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                               1,490     1,466
    Amortization of discounts and loan costs                     230       222
    Net casualty (gain) loss                                    (342)        1
    Change in accounts:
      Restricted cash                                             (2)       (9)
      Accounts receivable                                         (6)        3
      Escrows for taxes                                         (123)     (206)
      Other assets                                               (28)      (56)
      Accounts payable                                          (172)     (244)
      Tenant security deposit liabilities                          4        12
      Accrued taxes                                              158       147
      Other liabilities                                         (115)       12
       Net cash provided by operating activities               1,728     1,364

Cash flows from investing activities:
  Property improvements and replacements                        (795)     (702)
  Deposits to restricted escrows                                 (46)      (46)
  Receipts from restricted escrows                                14        68
  Net insurance proceeds from property damages                   214        35
       Net cash used in investing activities                    (613)     (645)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (590)     (547)
  Partners' distributions                                         --    (1,000)
       Net cash used in financing activities                    (590)   (1,547)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                               525      (828)

Unrestricted cash and cash equivalents at beginning
  of period                                                    3,104     3,710
Unrestricted cash and cash equivalents at end of period      $ 3,629   $ 2,882

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,628   $ 1,671

Supplemental disclosure of non-cash activity:

Other assets and accounts payable were adjusted by approximately $211,000 and $183,000, respectively, for non-cash amounts in connection with the recording of the casualty items.

                 See Accompanying Notes to Financial Statements


                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner" or "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1996.

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


                                                Nine Months Ended
                                                     July 31,
                                                  (in thousands)
                                                 1997        1996

Net cash provided by operating activities     $ 1,798     $ 1,364
  Payments on mortgage notes payable             (590)       (547)
  Property improvements and replacements         (795)       (702)
  Change in restricted escrows, net               (32)         22
  Changes in reserves for net operating
      liabilities                                 284         341
  Additional reserves                            (666)       (479)
      Net cash used in operations             $    (1)    $    (1)


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $666,000 and $479,000 at July 31, 1997 and 1996, respectively, to fund continuing capital improvements at the Partnership's six investment properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the Corporate General Partner during the nine months ended July 31, 1997 and 1996:

                                                     1997           1996
                                                       (in thousands)
Property management fees
   (included in operating expenses)                 $ 380          $ 370
Reimbursements for services of affiliates
   (included in general and administrative
   expenses)                                         134             109

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

NOTE D - CASUALTY GAINS AND LOSSES

During the nine months ended July 31, 1997, the Partnership recorded the following casualty gains and losses. A casualty gain of approximately $232,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square Apartments that occurred in the second quarter of 1996. Approximately $27,000 of these proceeds were received during the second quarter of 1997 and the remaining $205,000 was received during the third quarter of 1997. In November 1996, a fire occurred at Carriage House Apartments which damaged one unit and caused smoke damage to two additional units and the common area. The estimated costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $8,000. In March 1997, a fire occurred at Village Gardens Apartments which destroyed one unit and caused smoke and water damage to additional units. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $9,000. In April 1997, a fire occurred at Foxfire/Barcelona Apartments which destroyed an entire building, consisting of eight units. A casualty gain of approximately $139,000 resulted from the expected insurance proceeds exceeding the basis of the units destroyed, plus the total estimated non-capitalized costs to replace the assets. In May 1997, a tornado caused damage to River Reach Apartments resulting in uprooted trees, minor damage to the parking lot and roofs of two units. A casualty loss of approximately $12,000 resulted. The combination of these casualty events resulted in a casualty gain of approximately $342,000 for the nine months ended July 31, 1997.

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed the interiors of three units at Nottingham Square Apartments. Although the damage was covered by insurance, the damage resulted in a loss of approximately $1,000. The loss resulted from gross proceeds received of approximately $43,000, which were less than the basis of the property plus expenses to replace the damaged interiors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended July 31, 1997 and 1996:


                                                Average
                                               Occupancy
Property                                  1997            1996

Rocky Creek Apartments
    Augusta, Georgia                       89%             84%

Carriage House Apartments
    Gastonia, North Carolina               92%             97%

Nottingham Square Apartments
    Des Moines, Iowa                       92%             94%

Foxfire/Barcelona Apartments
    Durham, North Carolina                 95%             98%

River Reach Apartments
    Jacksonville, Florida                  98%             98%

Village Gardens Apartments
    Fort Collins, Colorado                 95%             94%

The Corporate General Partner attributes the increase in occupancy at Rocky Creek Apartments to an increase in corporate and tenant referrals. The decrease in occupancy at Carriage House Apartments is attributable to an overall softness in apartment rentals and an increase in new apartment construction in the Gastonia area. The decrease in occupancy at Foxfire/Barcelona Apartments is attributable to tenants moving out of the complex as a result of a fire in April 1997 and the subsequent construction at the property.

The Partnership realized net income of approximately $634,000 and $16,000 for the nine months ended July 31, 1997 and 1996 respectively. During the three months ended July 31, 1997 and 1996, the Partnership realized net income of $126,000 and a net loss of $96,000, respectively. The increase in net income for the three and nine months ended July 31, 1997, is largely attributable to the net casualty gains, as discussed below, and rental rate increases at all of the Partnership's investment properties. Also contributing to the increase in net income for the three and nine months ended July 31, 1997, was a decrease in general and administrative and maintenance expenses. The decrease in general and administrative expenses for the three and nine months ended July 31, 1997, is due to decreased printing and mailing costs and due to decreased audit and appraisal fees. The decrease in maintenance expense is primarily the result of gutter replacements and exterior painting at Foxfire/Barcelona Apartments during the nine months ended July 31, 1996. This decrease was partially offset by an increase in maintenance expense at River Reach Apartments, which resulted from exterior building improvements and exterior painting as part of a project to enhance the appearance of the property.

During the nine months ended July 31, 1997, the Partnership recorded the following casualty gains and losses. A casualty gain of approximately $232,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square Apartments that occurred in the second quarter of 1996. Approximately $27,000 of these proceeds were received during the second quarter of 1997 and the remaining $205,000 was received during the third quarter of 1997. In November 1996, a fire occurred at Carriage House Apartments which damaged one unit and caused smoke damage to two additional units and the common area. The estimated costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $8,000. In March 1997, a fire occurred at Village Gardens Apartments which destroyed one unit and caused smoke and water damage to additional units. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $9,000. In April 1997, a fire occurred at Foxfire/Barcelona Apartments which destroyed an entire building, consisting of eight units. A casualty gain of approximately $139,000 resulted from the expected insurance proceeds exceeding the basis of the units destroyed plus the total estimated non-capitalized costs to replace the assets. In May 1997, a tornado caused damage to River Reach Apartments resulting in uprooted trees, minor damage to the parking lot and roofs of two units. A casualty loss of approximately $12,000 resulted. The combination of these casualty events resulted in a casualty gain of approximately $342,000 for the nine months ended July 31, 1997.

During the first quarter of 1996, the Partnership recorded a casualty loss resulting from a fire which destroyed the interiors of three units at Nottingham Square Apartments. Although the damage was covered by insurance, the damage resulted in a loss of approximately $1,000. The loss resulted from gross proceeds received of approximately $43,000, which were less than the basis of the property plus expenses to replace the damaged interiors.

Included in maintenance expense is approximately $209,000 of major repairs and maintenance comprised of major landscaping, exterior building improvements and exterior painting for the nine months ended July 31, 1997. For the nine months ended July 31, 1996, approximately $235,000 comprised primarily of gutter repairs, exterior building improvements, exterior painting, major landscaping and swimming pool repairs were included in maintenance expense.

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

At July 31, 1997 the Partnership had unrestricted cash and cash equivalents of approximately $3,629,000, compared to approximately $2,882,000 at July 31, 1996. Net cash provided by operating activities increased as a result of increased rental income and decreased maintenance expenses, as discussed above. The increase is also attributable to the timing of payments of accounts payable, partially offset by a decrease in other liabilities. Net cash used in investing activities remained consistent primarily due to increased property improvements and replacements at the investment properties, offset by increased net insurance proceeds from property damages (See "Note D"). Net cash used in financing activities decreased due to approximately $1,000,000 of distributions to partners 1996. No distributions were made during the nine months ended July 31, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,940,000, net of discount, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold. As mentioned previously, no cash distributions were paid during the first three quarters of 1997. Distributions of the proceeds from the sale of Marble Hills Apartments of $1,000,000 were paid in the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves. The Corporate General Partner is currently evaluating the economic position of the Partnership and the Partnership's ability to make a distribution during fiscal year ended October 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K filed during the quarter ended July 31, 1997:

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


                             Date: September 15, 1997