Form 10KSB
period 1997-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1998-01-29
CIK 730013

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended October 31, 1997

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

                                 (864) 239-1000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                      ------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $10,719,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated March 22, 1984 (included in Registration Statement, No. 2-86995, of Registrant) are incorporated by reference into Parts I and III.


                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS
       ------------------------

Shelter Properties VI Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired eight existing apartment properties during 1984 and 1985 and has been operating such properties since that time with the exception of Northridge Landing Apartments, which the Partnership permitted a lender to foreclose upon on February 6, 1990. Also, on September 29, 1995, the Registrant sold Marble Hills Apartments.

Commencing March 22, 1984, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 34,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account. By means of Supplement No. 4 dated September 28, 1984, the Partnership offered for sale an additional 15,000 Units. Shelter Realty VI Corporation (the "Corporate General Partner") purchased 100 units as required by the Partnership Agreement. Limited partners are not required to make any additional capital contributions.

The Units were registered under the Securities Act of 1933 via Registration Statement No. 2-86995 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated March 22, 1984 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

The offering terminated in October 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 42,324 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $42,324,000. Unsold Units (numbering 7,676) were deregistered pursuant to Post Effective Amendment No. 1 to Registration Statement No. 2-93285 filed with the Securities and Exchange Commission on November 13, 1984. The Registrant invested approximately $30,300,000 of such proceeds in eight existing apartment properties and thereby completed its acquisition program in March 1985 at approximately the expenditure level estimated in the Prospectus.

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

ITEM 2. DESCRIPTION OF PROPERTIES
       --------------------------

The following table sets forth the Registrant's investments in properties:

                                  Date of
            Property             Purchase     Type of Ownership        Use

Rocky Creek Apartments          6/29/84    Fee ownership subject   Apartment
  Augusta, Georgia                         to first and second     120 units
                                           mortgages.

Carriage House Apartments       6/29/84    Fee ownership subject   Apartment
  Gastonia, North Carolina                 to first and second     102 units
                                           mortgages.

Nottingham Square Apartments    08/31/84   Fee ownership subject   Apartment
  Des Moines, Iowa                         to first and second     442 units
                                           mortgages.

Foxfire Apartments/             09/30/84   Fee ownership subject   Apartment
Barcelona Apartments            03/28/85   to first and second     354 units
  Durham, North Carolina                   mortgages.

River Reach Apartments          01/30/85   Fee ownership subject   Apartment
  Jacksonville, Florida                    to first and second     298 units
                                           mortgages.

Village Garden Apartments       03/01/85   Fee ownership subject   Apartment
  Fort Collins, Colorado                   to first and second     141 units
                                           mortgages.


SCHEDULE OF PROPERTIES:
----------------------
(dollar amounts in thousands)

                      Gross
                    Carrying   Accumulated                             Federal
     Property         Value    Depreciation      Rate       Method    Tax Basis

Rocky Creek        $ 4,555      $ 2,105        5-35 yrs       S/L    $ 1,185

Carriage House       3,837        2,066        5-27 yrs       S/L        656

Nottingham Square   14,050        6,688        5-29 yrs       S/L      4,651

Foxfire/Barcelona   11,499        5,581        5-31 yrs       S/L      4,057

River Reach         14,259        6,542        5-27 yrs       S/L      4,528

Village Garden       4,009        1,769        5-30 yrs       S/L      1,459

     Total         $52,209      $24,751                              $16,536


See "Note A" to financial statements in "Item 7" for a description of the Partnership's depreciation policy.



SCHEDULE OF MORTGAGES:
----------------------
(dollar amounts in thousands)

                   Principal                                         Principal
                   Balance At     Stated                              Balance
                  October 31,    Interest      Period     Maturity     Due At
    Property          1997         Rate      Amortized      Date      Maturity

Rocky Creek
 1st Mortgage     $  2,132        7.60%         (1)       11/15/02   $  1,737
 2nd Mortgage           74        7.60%         (1)       11/15/02         74

Carriage House
 1st Mortgage        1,965        7.60%         (1)       11/15/02      1,601
 2nd Mortgage           68        7.60%         (1)       11/15/02         68

Nottingham Square
 1st Mortgage        7,692        7.60%         (1)       11/15/02      6,268
 2nd Mortgage          268        7.60%         (1)       11/15/02        268

Foxfire/Barcelona
 1st Mortgage        5,560        7.60%         (1)       11/15/02      4,531
 2nd Mortgage          193        7.60%         (1)       11/15/02        193

River Reach
 1st Mortgage        7,228        7.60%         (1)       11/15/02      5,890
 2nd Mortgage          252        7.60%         (1)       11/15/02        252

Village Garden
 1st Mortgage        2,502        7.60%         (1)       11/15/02      2,039
 2nd Mortgage           87        7.60%         (1)       11/15/02         87
                    28,021

Less unamortized
 discounts          (1,231)

   Total          $ 26,790



(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

The Partnership exercised interest rate buy-down options for each of the mortgage notes payable reducing the stated rate from 8.76% to 7.6% in 1992, the year these properties were refinanced. The fee for the interest rate reduction amounted to approximately $2,433,000 and is being amortized as a loan discount using the interest method over the life of the loans. The unamortized discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes cannot be prepaid prior to November 15, 1997; thereafter, they require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Average annual rental rates and occupancy for 1997 and 1996 for each property:


                            Average Annual           Average Annual
                             Rental Rates              Occupancy
                            1997        1996        1997       1996

Rocky Creek             $ 6,755       $ 6,646       90%         86%
Carriage House            7,230         6,828       92%         97%
Nottingham Square         6,787         6,663       92%         93%
Foxfire/Barcelona         6,896         6,495       95%         98%
River Reach               7,693         7,421       97%         98%
Village Garden            7,400         6,937       95%         95%

The corporate General Partner attributes the increase in occupancy at Rocky Creek Apartments to an increase in corporate and tenant referrals. The decrease in occupancy at Carriage House Apartments is attributable to an overall softness in apartment rentals and an increase in new apartment construction in the Gastonia area. The decrease in occupancy at Foxfire/Barcelona Apartments is attributable to tenants moving out of certain units damaged by a fire in April 1997 and the subsequent construction at the property (See "Part II Item 6. Management's Discussion and Analysis or Plan of Operation" for more detailed information). Rental rates were increased at all of the properties in 1997.

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

Real estate taxes and effective rates in 1997 for each property were:
(dollar amounts in thousands)


                                      1997          1997
                                    Billing*        Rate

Rocky Creek                        $  38           2.82%
Carriage House                        41           1.32%
Nottingham Square                    415           3.18%
Foxfire/Barcelona                    159           1.62%
River Reach                          220           2.06%
Village Garden                        39           8.97%

*Due to these properties having a fiscal year different than the real estate tax year, tax expense does not agree to the 1997 billings.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrant is unaware of any pending outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ----------------------------------------------------

During the fiscal year ended October 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                   PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS
        ----------------------------------------------------------

As of October 31, 1997, there was minimal trading of the Units in the secondary market establishing a high and low value of $365 and $312, respectively, per unit as quoted in the September/October 1997 edition of The Partnership Spectrum. As of October 31, 1997, there were 3,069 holders of record owning an aggregate of 42,324 Units of which Insignia and affiliates owned 11,471 units. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future. Distributions of the proceeds from the sale of Marble Hills of approximately $1,000,000 were paid in the first quarter of 1996. Distributions of approximately $983,000 were paid in September 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves. As of October 31, 1997, the Reserve Account was fully funded, however if it becomes necessary to draw upon the reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account as disclosed in "Note A" of the financial statements.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ----------------------------------------------------------

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

The Partnership realized net income of approximately $395,000 for the year ended October 31, 1997, compared to a net loss of approximately $61,000 for the corresponding period of 1996. (See "Note C" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income
(loss). The increase in net income for the year ended October 31, 1997, is primarily attributable to the net casualty gains, as discussed below, and rental rate increases at all of the Partnership's investment properties.

Partially offsetting this increase in net income was an increase in operating expenses due to an exterior painting project at the Carriage House Apartments, exterior building improvements and painting at the River Reach Apartments, and higher rental concessions at Nottingham Square in an effort to increase occupancy. The net increase in operating expenses was offset by decreases in operating expenses at Foxfire/Barcelona primarily due to the installation of water saving devices in the units, which decrease water and sewer expenses, and non-recurring exterior painting and gutter repairs which were completed in 1996. Also offsetting the increase in net income was an increase in depreciation expense due primarily to property improvements and replacements at Nottingham Square.

During the year ended October 31, 1997, the Partnership recorded the following casualty gains and losses. A casualty gain of approximately $240,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square Apartments that occurred in the second quarter of 1996. In November 1996, a fire occurred at Carriage House Apartments which damaged one unit and caused smoke damage to two additional units and the common area. The estimated costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $8,000. In March 1997, a fire occurred at Village Garden Apartments which destroyed one unit and caused smoke and water damage to additional units. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $10,000. In April 1997, a fire occurred at Foxfire/Barcelona Apartments which destroyed an entire building, consisting of eight units. A casualty gain of approximately $139,000 resulted from the expected insurance proceeds exceeding the basis of the units destroyed, plus the total estimated non-capitalized costs to replace the assets. In May 1997, a tornado caused damage to River Reach Apartments resulting in uprooted trees, minor damage to the parking lot and roofs of two units. A casualty loss of approximately $19,000 resulted. The combination of these casualty events resulted in a casualty gain of approximately $342,000 for the year ended October 31, 1997.

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

Included in operating expense is approximately $509,000 of major repairs and maintenance comprised of exterior building improvements and painting, construction oversight costs and major landscaping for the year ended October 31, 1997. For the year ended October 31, 1996, approximately $332,000 of major repairs and maintenance comprised of gutter repairs, exterior building repairs and painting, major landscaping and swimming pool repairs is included in operating expense.

Management relies on the annual appraisals performed by outside appraisers to assess the possible impairment of investment property values. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value provided by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Partnership. For the year ended October 31, 1997, no adjustments for impairment of value were necessary.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 1997, the Partnership held cash and cash equivalents of approximately $2,632,000 compared to approximately $3,104,000 at October 31, 1996. For the year ended October 31, 1997, net cash decreased approximately $472,000. Net cash provided by operating activities increased as a result of increased rental income and decreased operating expenses, as discussed above. The increase is also attributable to the timing of payments of accounts payable, partially offset by a decrease in other liabilities. Net cash used in investing activities increased primarily due to increased property improvements and replacements at the investment properties and an increase in net deposits to restricted escrows, and was offset by an increase in net insurance proceeds from property damages slightly, as discussed above. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes payable, which was offset by a decrease in distributions to partners for the year ended October 31, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,790,000, net of discount, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold. Distributions of the proceeds from the sale of Marble Hills of approximately $1,000,000 were paid in the first quarter of 1996. Distributions of approximately $983,000 were paid in September 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves. As of October 31, 1997, the Reserve Account was fully funded, however if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account as disclosed in "Note A" of the financial statements.

YEAR 2000
---------

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems.
The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

OTHER
-----

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------


SHELTER PROPERTIES VI LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Balance Sheet - October 31, 1997

     Statements of Operations - Years ended October 31, 1997 and 1996

     Statements of Changes in Partners' Capital (Deficit) - Years ended
       October 31, 1997 and 1996

     Statements of Cash Flows - Years ended October 31, 1997 and 1996

     Notes to Financial Statements






                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties VI Limited Partnership


We have audited the accompanying balance sheet of Shelter Properties VI Limited Partnership as of October 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI Limited Partnership at October 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
December 2, 1997


                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                                  BALANCE SHEET

                                 October 31, 1997
                         (in thousands, except unit data)



Assets
  Cash and cash equivalents                                       $ 2,632
  Receivables and deposits                                            875
  Restricted escrows                                                1,558
  Other assets                                                        659
  Investment properties (Notes B & E):
     Land                                        $  4,950
     Buildings and related personal property       47,259
                                                   52,209
     Less accumulated depreciation                (24,751)         27,458

                                                                  $33,182

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $   516
  Tenant security deposits                                            193
  Accrued taxes                                                       616
  Other liabilities                                                   229
  Mortgage notes payable (Note B)                                  26,790

Partners' Capital (Deficit)
  General partners                               $   (310)
  Limited partners (42,324 units
     issued and outstanding)                        5,148           4,838

                                                                  $33,182

                  See Accompanying Notes to Financial Statements


                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)



                                                     Years Ended October 31,
                                                         1997         1996
Revenues:
  Rental income                                       $ 9,685       $ 9,418
  Other income                                            692           661
  Casualty gain                                           342            --
     Total revenues                                    10,719        10,079

Expenses:
  Operating                                             4,628         4,430
  General and administrative                              284           293
  Depreciation                                          2,026         1,973
  Interest                                              2,467         2,517
  Property taxes                                          919           927
     Total expenses                                    10,324        10,140

          Net income (loss) (Note C)                  $   395       $   (61)

Net (loss) income allocated to
  general partner (1%)                                $     4       $    (1)
Net (loss) income allocated to
  limited partners (99%)                                  391           (60)
                                                      $   395       $   (61)

Net (loss) income per limited partnership unit        $  9.24       $ (1.42)

                  See Accompanying Notes to Financial Statements


                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)


                                 Limited
                               Partnership   General     Limited
                                  Units      Partners   Partners    Total

Original capital contributions   42,324      $     2    $ 42,324  $ 42,326

Partners' (deficit) capital
 at October 31, 1995             42,324      $  (303)   $  5,790  $  5,487

Net loss for the year ended
 October 31, 1996                    --           (1)        (60)      (61)

Partners' (deficit) capital
 at October 31, 1996             42,324         (304)      5,730     5,426

Distributions to partners            --          (10)       (973)     (983)

Net income for the year ended
 October 31, 1997                    --            4         391       395

Partners' (deficit) capital
 at October 31, 1997             42,324     $   (310)   $  5,148  $  4,838

                See Accompanying Notes to Financial Statements

                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended October 31,
                                                           1997        1996
Cash flows from operating activities:
  Net income (loss)                                      $    395   $    (61)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                            2,026      1,973
    Amortization of discounts and loan costs                  307        297
    Net casualty (gain) loss                                 (342)         1
    Loss on disposal of property                               24          4
    Change in accounts:
      Receivables and deposits                                  9        (69)
      Other assets                                            (57)       (86)
      Accounts payable                                        118       (213)
      Tenant security deposit liabilities                      (4)        12
      Accrued taxes                                             6         44
      Other liabilities                                      (213)        78
       Net cash provided by operating activities            2,269      1,980

Cash flows from investing activities:
  Property improvements and replacements                   (1,104)      (938)
  Net (increase) decrease in restricted escrows               (49)        31
  Net insurance proceeds from casualty loss                   189         59

       Net cash used in investing activities                 (964)      (848)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (794)      (736)
  Distributions to partners                                  (983)    (1,000)

       Net cash used in financing activities               (1,777)    (1,736)

Net decrease in cash and cash equivalents                    (472)      (604)

Cash and cash equivalents at beginning of period            3,104      3,708
Cash and cash equivalents at end of period                $ 2,632    $ 3,104

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 2,163    $ 2,221

Supplemental disclosure of non-cash activity:

At October 31, 1997, receivables and deposits were adjusted by approximately $225,000 for non-cash amounts in connection with the recording of casualty items (See "Note F"). At October 31, 1997 and 1996, accounts payable was adjusted by approximately $234,000 and $89,000, respectively, for non-cash amounts in connection with property improvements and replacements.


                   See Accompanying Notes to Financial Statements

                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                         Notes to Financial Statements

                                October 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties VI Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner" or "General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as officers of Insignia. The Partnership Agreement terminates December 31, 2023. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates six apartment properties located in the south, midwest and west. At October 31, 1997, affiliates of Insignia own 11,271 units of the Partnership.

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


                                                    1997           1996
                                                      (in thousands)

Net cash provided by operating activities      $   2,269       $   1,980
    Property improvements and replacements        (1,104)           (938)
    Payments on mortgage notes payable              (794)           (736)
    Changes in reserves for net operating
      liabilities                                    141             234
    Change in restricted escrows, net                (49)             31
    Additional operating reserves                   (463)           (571)
      Net cash used by operations              $       0       $       0


The General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $463,000 and $571,000 at October 31, 1997 and 1996, respectively, to fund continuing capital improvements at the six properties.

Distributions made from reserves no longer considered necessary by the General Partner are considered to be additional net cash from operations for allocation purposes. During October 1997, the General partner declared and paid a distribution of approximately $983,000 from net cash from operations.

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

Undistributed Net Proceeds from Disposition: Undistributed net proceeds from dispositions in prior years totaled $1,412,000 at October 31, 1997 and 1996.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (losses) as shown in the statements of operations and changes in partners' capital for 1997 and 1996 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 42,324 weighted average units outstanding.

Other Reserves: The General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1997 and 1996 were approximately $141,000 and $234,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

Capital Improvement Account - In 1992, the Partnership mortgaged the real estate assets of its properties under the terms of a multiple-asset real estate mortgage investment conduit ("REMIC"). At the time of the REMIC refinancing, $1,429,000 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At October 31, 1997, the scheduled property improvements have been completed and the escrow account has been eliminated.

Reserve Account - In addition to the Capital Improvement Account, a general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until the accounts equal $1,000 per apartment unit for each respective property. The minimum balance of $400 per apartment unit, as well as the requirement of $1,000 per apartment unit, has currently been attained. The current balance is approximately $1,558,000.

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

Loan Costs: Loan costs of approximately $943,000 less accumulated amortization of approximately $463,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the Corporate General Partner's policy to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: Investment properties consist of six apartment complexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to the appraised value at the time of impairment. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. For the year ended October 31, 1997, no adjustments for impairment of value were necessary.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $139,000 and $121,000 for the years ended October 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments:

"Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                   Principal   Monthly                               Principal
                  Balance At   Payment      Stated                    Balance
                  October 31, Including    Interest     Maturity      Due At
     Property        1997      Interest      Rate         Date       Maturity

Rocky Creek
 1st Mortgage      $  2,132    $   19        7.60%      11/15/02     $  1,737
 2nd Mortgage            74        (a)       7.60%      11/15/02           74

Carriage House
 1st Mortgage         1,965        17        7.60%      11/15/02        1,601
 2nd Mortgage            68        (a)       7.60%      11/15/02           68

Nottingham Square
 1st Mortgage         7,692        68        7.60%      11/15/02        6,268
 2nd Mortgage           268         2        7.60%      11/15/02          268

Foxfire/Barcelona
 1st Mortgage         5,560        49        7.60%      11/15/02        4,531
 2nd Mortgage           193         1        7.60%      11/15/02          193

River Reach
 1st Mortgage         7,228        64        7.60%      11/15/02        5,890
 2nd Mortgage           252         2        7.60%      11/15/02          252

Village Garden
 1st Mortgage         2,502        22        7.60%      11/15/02        2,039
 2nd Mortgage            87         1        7.60%      11/15/02           87
                     28,021    $  245

Less unamortized
 discounts           (1,231)

   Total           $ 26,790

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

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes cannot be prepaid prior to November 15, 1997. Thereafter, the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1997, are as follows (in thousands):


               1998                        $    857
               1999                             924
               2000                             997
               2001                           1,075
               2002                           1,160
          Thereafter                         23,008
                                           $ 28,021


NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable (loss) income (in thousands, except unit data):


                                                    1997             1996
Net income (loss) as reported                   $    395         $    (61)
Add (deduct):
 Fixed asset write-offs and casualty gain           (348)              (2)
 Amortization of present value discounts              (6)             (16)
 Depreciation differences                           (280)            (628)
 Change in prepaid rental income                     (11)             (33)
 Accrued legal fees                                   --              (76)
 Other                                                49               (6)

Federal taxable (loss) income                   $   (201)        $   (822)

Federal taxable (loss) income per
     limited partnership unit                   $  (4.70)        $ (19.23)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net assets as reported                          $    4,838
     Buildings and land                                   3,632
     Accumulated depreciation                           (14,554)
     Syndication fees                                     5,286
     Other                                                  108
     Net assets - tax basis                          $     (690)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the Corporate General Partner during the year ended October 31, 1997 and 1996:

                                                     1997           1996
                                                      (in thousands)
Property management fees
   (included in operating expenses)                 $ 511          $ 497

Reimbursements for services of affiliates
   (included in general and administrative
   expenses)                                         220             184

Included in reimbursements for services of affiliates is approximately $34,000 and $9,000 of reimbursements for construction oversight costs in 1997 and 1996, respectively.

For the period of November 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                           Initial Cost
                                          To Partnership
                                                  Buildings         Cost
                                                 and Related    Capitalized
                                                   Personal    Subsequent to
Description            Encumbrances      Land      Property     Acquisition
(in thousands)

Rocky Creek            $ 2,206       $   168     $  3,821       $   566
Carriage House           2,033           166        3,038           633
Nottingham Square        7,960         1,133        9,980         2,937
Foxfire/Barcelona        5,753         1,191        9,998           310
River Reach              7,480         1,872       10,854         1,533
Village Garden           2,589           420        3,050           539

      Totals          $ 28,021       $ 4,950     $ 40,741       $ 6,518

                                   Gross Amount At Which Carried
                                         October 31, 1997
                                      Buildings
                                     And Related
                                       Personal          Accumulated   Date of     Date    Depreciable
         Description           Land    Property   Total Depreciation Construction Acquired  Life-Years
    (amounts in thousands)
Rocky Creek Apartments
 Augusta, Georgia             $  168  $ 4,387    $ 4,555  $ 2,105       1979     06/29/84    5-35
Carriage House Apartments
 Gastonia, North Carolina        166    3,671      3,837    2,066     1970-1971  06/29/84    5-27
Nottingham Square Apartments
 Des Moines, Iowa              1,133   12,917     14,050    6,688       1972     08/31/84    5-29
Foxfire/Barcelona Apartments
 Durham, North Carolina        1,191   10,308     11,499    5,581       1973     03/28/85    5-29
                                                                        1975     09/30/84    5-31
River Reach Apartments
 Jacksonville, Florida         1,872   12,387     14,259    6,542       1971     01/30/85    5-27
Village Garden Apartments
 Fort Collins, Colorado          420    3,589      4,009    1,769       1974     03/01/85    5-30

    Totals                    $4,950  $47,259    $52,209  $24,751





Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                              Years Ended October 31,
                                                1997            1996
Investment Properties
Balance at beginning of year                $  51,019       $  50,254
     Property improvements                      1,338           1,027
     Disposals of                                (148)           (262)
Balance at end of year                      $  52,209       $  51,019

Accumulated Depreciation
Balance at beginning of year                $  22,800       $  21,024
     Additions charged to expense               2,026           1,973
     Disposals of property                        (75)           (197)
Balance at end of year                      $  24,751       $  22,800


The aggregate cost of the real estate for Federal income tax purposes at October 31, 1997 and 1996, respectively, is approximately $55,840,000 and $54,947,000.
The accumulated depreciation taken for Federal income tax purposes at October 31, 1997 and 1996, respectively, is approximately $39,305,000 and $36,998,000.


NOTE F - CASUALTY GAINS AND LOSSES

During the year ended October 31, 1997, the Partnership recorded the following casualty gains and losses. A casualty gain of approximately $240,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square Apartments that occurred in the second quarter of 1996. In November 1996, a fire occurred at Carriage House Apartments which damaged one unit and caused smoke damage to two additional units and the common area. The estimated costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $8,000. In March 1997, a fire occurred at Village Garden Apartments which destroyed one unit and caused smoke and water damage to additional units. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $10,000. In April 1997, a fire occurred at Foxfire/Barcelona Apartments which destroyed an entire building, consisting of eight units. A casualty gain of approximately $139,000 resulted from the expected insurance proceeds exceeding the basis of the units destroyed, plus the total estimated non-capitalized costs to replace the assets. In May 1997, a tornado caused damage to River Reach Apartments resulting in uprooted trees, minor damage to the parking lot and roofs of two units. A casualty loss of approximately $19,000 resulted. The combination of these casualty events resulted in a casualty gain of approximately $342,000 for the year ended October 31, 1997.

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

       None



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty VI Corporation are set forth below. There are no family relationships between or among any officers or directors.


Name                          Age        Position
----                         ----        --------

William H. Jarrard, Jr.       51         President and Director

Ronald Uretta                 41         Vice President, Treasurer,
                                         and Secretary

Robert D. Long, Jr.           30         Vice President

Kelley M. Buechler            40         Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994.

William H. Jarrard, Jr. has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporation since May 1997. Mr. Jarrard previously acted as Managing General Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992 and became Secretary effective January 28, 1998. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

Robert D. Long, Jr. became Vice President of the Corporation January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President/Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1997.


                                               Number
                 Entity                       of Units          Percentage

Insignia Properties Limited Partnership        11,471             27.10%

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Individual General Partner and the Corporate General Partner received, collectively, $10,000 as their pro-rata share of the distribution made during 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended October 31, 1997, Insignia Residential Group, L.P. received $511,000 in fees for property management.

For a more detailed description of the management fee that Insignia Residential Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading "CONFLICTS OF INTEREST - Property Management Services."

For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note D" of the financial statements included as part of this report.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year in 1997:

     None.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                                By:    Shelter Realty VI Corporation
                                       Corporate General Partner


                                By:    /s/ William H. Jarrard, Jr.
                                      -----------------------------
                                       William H. Jarrard, Jr.
                                       President


                                By:   /s/ Ronald Uretta
                                       -----------------------------
                                       Ronald Uretta
                                       Vice President and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                Date:  January 29, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.            Date:   January 29, 1998
----------------------------
William H. Jarrard, Jr.
President and Director


/s/ Ronald Uretta                      Date:   January 29, 1998
----------------------------
Ronald Uretta
Vice President and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------

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

(III)Contracts related to refinancing of debt:

     (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.

     (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties VI Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

          *Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

(IV) Contracts related to disposition of properties:

     (a) Agreement of Purchase and Sale dated June 2, 1995, between Shelter Properties VI Limited Partnership and United Dominion Realty Trust, Inc., relating to Marble Hills Apartments.

28 Prospectus of Registrant dated March 22, 1984 (included in Registration Statement No. 2-86995) and incorporated herein by reference.