Form 10QSB
period 1998-01-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1998-03-13
CIK 730013

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

                For the quarterly period ended January 31, 1998



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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)
                               January 31, 1998



Assets
  Cash and cash equivalents                                        $ 2,724
  Receivables and deposits                                             825
  Restricted escrows                                                 1,576
  Other assets                                                         586
  Investment properties:
     Land                                          $  4,950
     Buildings and related personal property         47,357
                                                     52,307
     Less accumulated depreciation                  (25,244)        27,063

                                                                   $32,774

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                 $   225
  Tenant security deposits                                             191
  Accrued taxes                                                        546
  Other liabilities                                                    236
  Mortgage notes payable                                            26,636
Partners' (Deficit) Capital
  General partners                                 $   (309)
  Limited partners (42,324 units
     issued and outstanding)                          5,249          4,940

                                                                   $32,774


                 See Accompanying Notes to Financial Statements


b)                 SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                  Three Months Ended
                                                      January 31,
                                                   1998         1997
Revenues:
  Rental income                                  $2,349        $2,371
  Other income                                      164           167
     Total revenues                               2,513         2,538

Expenses:
  Operating                                       1,003           960
  General and administrative                         81            63
  Depreciation                                      493           487
  Interest                                          608           622
  Property taxes                                    226           221
     Total expenses                               2,411         2,353

     Net income                                  $  102        $  185

Net income allocated
  to general partners (1%)                       $    1        $    2
Net income allocated
  to limited partners (99%)                         101           183

                                                 $  102        $  185
Net income per limited
  partnership unit                               $ 2.39        $ 4.32

                 See Accompanying Notes to Financial Statements


c)                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)


                                  Limited
                                Partnership General    Limited
                                   Units    Partners   Partners     Total

Original capital contributions    42,324    $     2     $42,324     $42,326

Partners' (deficit) capital
 at October 31, 1997              42,324    $  (310)    $ 5,148     $ 4,838

Net income for the three months
 ended January 31, 1998                           1         101         102

Partners' (deficit) capital
 at January 31, 1998              42,324    $  (309)    $ 5,249     $ 4,940

                See Accompanying Notes to Financial Statements



d)                 SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                January 31,
                                                             1998        1997
Cash flows from operating activities:
  Net income                                              $  102       $  185
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                             493          487
    Amortization of discounts and loan costs                  78           76
    Change in accounts:
      Receivables and deposits                                15           39
      Other assets                                            49           25
      Accounts payable                                       (57)          29
      Tenant security deposit liabilities                     (2)          (5)
      Accrued taxes                                          (70)         (73)
      Other liabilities                                        7         (222)
       Net cash provided by operating activities             615          541

Cash flows from investing activities:
  Property improvements and replacements                    (332)        (222)
  Net increase in restricted escrows                         (18)         (16)
  Insurance proceeds from casualty loss                       35           --
       Net cash used in investing activities                (315)        (238)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (208)        (193)

Net increase in unrestricted cash and
  cash equivalents                                            92          110

Cash and cash equivalents at beginning of period           2,632        3,104

Cash and cash equivalents at end of period               $ 2,724      $ 3,214

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   531      $   546

                 See Accompanying Notes to Financial Statements


                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner" or "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.


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


                                                 Three Months Ended
                                                     January 31,
                                                    (in thousands)
                                                 1998           1997

Net cash provided by operating activities      $   615       $   541
  Payments on mortgage notes payable              (208)         (193)
  Property improvements and replacements          (332)         (222)
  Change in restricted escrows, net                (18)          (16)
  Changes in reserves for net operating
      liabilities                                   58           207
  Additional reserves                             (115)         (315)
      Net cash provided by operations          $    --       $     2


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $115,000 and $315,000 at January 31, 1998 and 1997, respectively, to fund continuing capital improvements at the Partnership's six investment properties.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to affiliates of the Corporate General Partner during the three months ended January 31, 1998 and 1997:

                                                     1998           1997
                                                        (in thousands)
Property management fees
   (included in operating expenses)                 $ 127          $ 127
Reimbursements for services of affiliates
   (included in investment properties,
   operating, and general and administrative
   expenses)                                          70              45

Included in reimbursements for services of affiliates for the three month periods ended January 31, 1998 and 1997, is approximately $17,000 and $3,000, respectively, of reimbursements for construction oversight costs.

For the period of November 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

NOTE D - CASUALTY LOSS

During the first quarter of 1998, the Partnership received approximately $35,000 in insurance proceeds, which were accrued at October 31, 1997, relating to tornado damage at River Reach Apartments in May 1997. The tornado caused uprooted trees, minor damage to the parking lot, and damage to roofs of two units. A casualty loss of approximately $19,000 resulted, and was recorded during the year ended October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended January 31, 1998 and 1997:


                                                  Average
                                                 Occupancy
Property                                      1998         1997

Rocky Creek Apartments
    Augusta, Georgia (1)                      87%           87%

Carriage House Apartments
    Gastonia, North Carolina (2)              78%           92%

Nottingham Square Apartments
    Des Moines, Iowa  (3)                     86%           89%

Foxfire/Barcelona Apartments
    Durham, North Carolina (4)                92%           97%

River Reach Apartments
    Jacksonville, Florida (5)                 95%           99%

Village Gardens Apartments
    Fort Collins, Colorado                    96%           96%

(1) The Corporate General Partner attributes the continued low occupancy level at Rocky Creek Apartments to an overall softness in the Augusta market due to a weakened job market.

(2) The decrease in occupancy at Carriage House Apartments is attributable to an increase in home purchases and transfers to stronger job markets in areas outside the Gastonia market.

(3) Occupancy decreased at Nottingham Square Apartments due to competition from new construction and an overall softness in the Des Moines market due to low job growth.

(4) The decrease in occupancy at Foxfire/Barcelona Apartments is primarily the result of competition due to new construction in the Durham market. However, the overall market in the Durham area is strong, and occupancy is expected to increase subsequent to the first quarter of 1998.

(5) The decrease in occupancy at River Reach Apartments is primarily attributable to an overall softness in the Jacksonville market. Also, there is competition from new construction in the area.

The Partnership realized net income of approximately $102,000 for the three months ended January 31, 1998, versus approximately $185,000 for the corresponding period in 1996. The decrease in net income for the three months ended January 31, 1998, is primarily attributable to a decrease in rental income and an increase in operating expenses. The decrease in rental income is due to decreased occupancy as discussed above. Offsetting the impact of decreased occupancy is an increase in rental rates at most of the properties. Operating expenses increased due to an increase in maintenance expense at River Reach Apartments for the installation of a drainage system at the waterfront area of this property. Additional expenditures of approximately $100,000 are budgeted for 1998 to repair the seawall and water pipes due to drainage problems at River Reach Apartments. Another major capital improvement project totaling approximately $300,000 is budgeted to replace all the vinyl siding at Nottingham Square Apartments. Additionally, approximately $200,000 is budgeted for parking lot repairs during 1998 at Foxfire/Barcelona Apartments.

Included in operating expense is approximately $39,000 of major repairs and maintenance comprised primarily of major landscaping and exterior painting for the three months ended January 31, 1998. For the three months ended January 31, 1997, approximately $42,000 comprised primarily of exterior building improvements and major landscaping is included in operating expense.

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

At January 31, 1998, the Partnership held cash and cash equivalents of approximately $2,724,000 compared to approximately $3,214,000 at January 31, 1997. For the quarter ended January 31, 1998, net cash increased approximately $92,000 compared to a net increase of approximately $110,000 for the quarter ended January 31, 1997. Net cash provided by operating activities increased primarily due to an increase in other liabilities. Net cash used in investing activities increased due to an increase in property improvements and replacements. Net cash used in financing activities remained consistent with a slight increase in payments on mortgage notes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,636,000, net of discounts, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold.

No cash distributions were paid during the first quarter of 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and cash reserves. The Corporate General Partner is currently evaluating the economic position of the Partnership and the Partnership's ability to make a distribution during fiscal year ending October 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K filed during the quarter ended January 31, 1998:

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



                             SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                             By:   Shelter Realty VI Corporation
                                   Corporate General Partner


                             By:   /s/ William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President and Director


                             By:   /s/ Ronald Uretta
                                   Ronald Uretta
                                   Vice President and Treasurer


                             Date: March 13, 1998