Form 10QSB
period 1998-04-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1998-06-10
CIK 730013

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U. S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998



[ ] TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                                 April 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                 $  2,904
  Receivables and deposits                                       707
  Restricted escrows                                           1,594
  Other assets                                                   523
  Investment properties:
     Land                                       $  4,950
     Buildings and related personal property      47,722
                                                  52,672
     Less accumulated depreciation               (25,739)     26,933

                                                            $ 32,661
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                          $    245
  Tenant security deposits payable                               190
  Accrued property taxes                                         561
  Other liabilities                                              240
  Mortgage notes payable                                      26,477

Partners' Capital (Deficit)
  General partners'                             $   (309)
  Limited partners' (42,324 units
     issued and outstanding)                       5,257       4,948

                                                            $ 32,661


               See Accompanying Notes to Financial Statements


b)
                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended         Six Months Ended
                                          April 30                  April 30
                                     1998         1997         1998         1997
Revenues:
  Rental income                    $ 2,302      $ 2,358      $ 4,651      $ 4,729
  Other income                         179          166          343          333
  Net casualty gain                     --          268           --          268
     Total revenues                  2,481        2,792        4,994        5,330

Expenses:
  Operating                          1,036        1,042        2,039        2,002
  General and administrative            92           79          173          142
  Depreciation                         495          493          988          980
  Interest                             604          619        1,212        1,241
  Property taxes                       246          236          472          457
     Total expenses                  2,473        2,469        4,884        4,822

Net income                         $     8      $   323      $   110      $   508

Net income allocated
  to general partners (1%)         $    --      $     3      $     1      $     5
Net income allocated
  to limited partners (99%)              8          320          109          503

                                   $     8      $   323      $   110      $   508
Net income per limited
  partnership unit                 $   .19      $  7.56      $  2.58      $ 11.88

               See Accompanying Notes to Financial Statements

c)
                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners'    Partners'      Total
Original capital contributions       42,324      $     2      $42,324      $42,326

Partners' (deficit) capital
 at October 31, 1997                 42,324      $  (310)     $ 5,148      $ 4,838

Net income for the six months
 ended April 30, 1998                    --            1          109          110

Partners' (deficit) capital
 at April 30, 1998                   42,324      $  (309)     $ 5,257      $ 4,948

               See Accompanying Notes to Financial Statements

d)
                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                        Six Months Ended
                                                            April 30,
                                                       1998          1997

Cash flows from operating activities:
  Net income                                         $   110       $   508
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                         988           980
    Amortization of discounts and loan costs             154           152
    Casualty gain                                         --          (268)
    Change in accounts:
      Receivables and deposits                            20            51
      Other assets                                        89            24
      Accounts payable                                  (271)           14
      Tenant security deposits payable                    (3)            2
      Accrued property taxes                             (55)          (62)
      Other liabilities                                   11          (213)
       Net cash provided by operating activities       1,043         1,188

Cash flows from investing activities:
  Property improvements and replacements                (463)         (426)
  Net deposits to restricted escrows                     (36)          (17)
  Insurance proceeds from casualty items                 148            36
       Net cash used in investing activities            (351)         (407)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (420)         (390)
       Net cash used in financing activities            (420)         (390)

Net increase in cash and cash equivalents                272           391

Cash and cash equivalents at beginning of period       2,632         3,104

Cash and cash equivalents at end of period           $ 2,904       $ 3,495

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $ 1,058       $ 1,089

At April 30, 1997, receivables and deposits and accounts payable were adjusted by approximately $308,000 and $132,000, respectively, for non-cash amounts in connection with the recording of the casualty items.


               See Accompanying Notes to Financial Statements

                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1997.

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


                                                      Six Months Ended
                                                          April 30,
                                                       (in thousands)
                                                      1998         1997

Net cash provided by operating activities          $ 1,043      $ 1,188
  Payments on mortgage notes payable                  (420)        (390)
  Property improvements and replacements              (463)        (426)
  Change in restricted escrows, net                    (36)         (17)
  Changes in reserves for net operating
      liabilities                                      209          184
  Additional reserves                                 (333)        (540)
      Net cash used in operations                  $    --      $    (1)

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $333,000 and $540,000 at April 30, 1998 and 1997, respectively, to fund continuing capital improvements at the Partnership's six investment properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to affiliates of the Corporate General Partner during the six months ended April 30, 1998 and 1997 (in thousands):

                                                          1998         1997
Property management fees
   (included in operating expenses)                      $ 251        $ 251

Reimbursements for services of affiliates
   (included in investment properties, operating,
   and general and administrative expenses)                126          101

Included in reimbursements for services of affiliates for the six month periods ended April 30, 1998 and 1997, is approximately $19,000 and $7,000, respectively, of reimbursements for construction oversight costs.

For the period of November 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


NOTE D - CASUALTY LOSS

During the six months ended April 30, 1998, the Partnership received approximately $148,000 in insurance proceeds, which were accrued at October 31, 1997. Approximately $35,000 of the proceeds was received in the first quarter of 1998, relating to tornado damage at River Reach Apartments in May 1997. The tornado caused uprooted trees, minor damage to the parking lot, and damage to roofs of two units. A casualty loss of approximately $19,000 resulted and was recorded during the year ended October 31, 1997. Approximately $113,000 of the insurance proceeds was received in the second quarter of 1998, relating to fire damage at Foxfire/Barcelona in April 1997. This fire destroyed an entire building consisting of eight units. A casualty gain of approximately $53,000 relating to the fire was recorded during the quarter ended April 30, 1997, resulting from the expected insurance proceeds exceeding the basis of the units destroyed plus the total estimated costs to replace the assets. An additional amount of approximately $77,000 in insurance proceeds is expected to be received subsequent to quarter end.

The following additional casualty gains and losses were recorded during the second quarter of 1997. A casualty gain of approximately $232,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square that occurred in the second quarter of 1996. Approximately $27,000 of these proceeds was received during the second quarter of 1997 and the remaining $205,000 was received subsequent to quarter end. In November 1996, a fire occurred at Carriage House which damaged one unit and caused smoke damage to two additional units and the common area. The costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $7,000. In March 1997, a fire occurred at Village Gardens which destroyed one unit and caused smoke and water damage to additional units. The costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $10,000. The combination of these casualty events resulted in a casualty gain of approximately $268,000 for the six months ended April 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended April 30, 1998 and 1997:


                                                   Average
                                                  Occupancy
Property                                      1998         1997

Rocky Creek Apartments
    Augusta, Georgia                          89%           87%

Carriage House Apartments
    Gastonia, North Carolina (1)              82%           91%

Nottingham Square Apartments
    Des Moines, Iowa (2)                      85%           90%

Foxfire/Barcelona Apartments
    Durham, North Carolina (3)                91%           96%

River Reach Apartments
    Jacksonville, Florida                     97%           98%

Village Gardens Apartments
    Fort Collins, Colorado                    96%           95%


(1) The decrease in average occupancy at Carriage House Apartments is attributable to an increase in home purchases and transfers to stronger job markets in areas outside the Gastonia market. At April 30, 1998, occupancy had increased to 92% at the property.

(2) Occupancy decreased at Nottingham Square Apartments due to competition from new construction in the Des Moines market.

(3) The decrease in occupancy at Foxfire/Barcelona Apartments is primarily the result of competition due to new construction in the Durham market and rental rate increases. However, management anticipates the use of rental concessions will help increase occupancy.

The Partnership realized net income of approximately $110,000 for the six months ended April 30, 1998, versus approximately $508,000 for the corresponding period in 1997. During the three months ended April 30, 1998 and 1997, the Partnership realized net income of approximately $8,000 and $323,000 respectively. The decrease in net income for the three and six month periods ended April 30, 1998, is primarily attributable to a decrease in total revenues resulting from the recognition of a $268,000 casualty gain in the second quarter of 1997. A decrease in rental income and an increase in operating and general and administrative expenses also contributed to the decrease in net income for the six months ended April 30, 1998. The decrease in rental income is due primarily to decreased occupancy as discussed above. Partially, offsetting the impact of decreased occupancy is an increase in rental rates at Foxfire/Barcelona, River Reach, and Village Gardens. General and administrative expenses increased due to increased expense reimbursements during the six month period ended April 30, 1998. Operating expenses increased primarily due to an increase in property expenses at River Reach Apartments, resulting from drainage repairs at the property. Included in operating expense is approximately $52,000 of major repairs and maintenance comprised primarily of landscaping, gutter repairs, and exterior building improvements for the six months ended April 30, 1998. For the six months ended April 30, 1997, approximately $98,000 comprised primarily of exterior building improvements and landscaping are included in operating expense. While operating expenses increased for the six month period ended April 30, 1998, they decreased slightly for the three month period ended April 30, 1998. All other revenues and expenses for the three months ended April 30, 1998, were consistent with the results during the six month period ended April 30, 1998.

Major capital improvement projects budgeted for the Partnership's investment properties during 1998 include replacement of all the vinyl siding at Nottingham Square Apartments. This is anticipated to be a three year project with estimated costs of approximately $300,000 to be incurred during 1998. Additionally, approximately $200,000 is budgeted for parking lot repairs during 1998 at Nottingham Square and Foxfire/Barcelona Apartments.

The following casualty gains and losses were recorded during the second quarter of 1997. At Foxfire/Barcelona in April 1997, a fire destroyed an entire building consisting of eight units. A casualty gain of approximately $53,000 relating to the fire was recorded during the quarter ended April 30, 1997, resulting from the expected insurance proceeds exceeding the basis of the units destroyed plus the total estimated costs to replace the assets. A casualty gain of approximately $232,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square that occurred in the second quarter of 1996. Approximately $27,000 of these proceeds was received during the second quarter of 1997 and the remaining $205,000 was received subsequent to quarter end. In November 1996, a fire occurred at Carriage House which damaged one unit and caused smoke damage to two additional units and the common area. The costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $7,000. In March 1997, a fire occurred at Village Gardens which destroyed one unit and caused smoke and water damage to additional units. The costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $10,000. The combination of these casualty events resulted in a casualty gain of approximately $268,000 for the six months ended April 30, 1997.

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

At April 30, 1998, the Partnership held cash and cash equivalents of approximately $2,904,000 compared to approximately $3,495,000 at April 30, 1997. For the six months ended April 30, 1998, net cash increased approximately $272,000 compared to a net increase of approximately $391,000 for the six months ended April 30, 1997. Net cash provided by operating activities decreased primarily due to a decrease in rental income as discussed above and an increase in cash used for accounts payable due to the timing of payments to vendors. The decrease in net cash provided by operating activities was partially offset by a decrease in cash used for other liabilities. Net cash used in investing activities decreased primarily as a result of insurance proceeds received in 1998 for damages to several of the Partnership's properties in 1997. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,477,000, net of discounts, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold. No cash distributions were paid during the six months ended April 30, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Corporate General Partner is currently planning to make a distribution during the fourth quarter 1998.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K:

      None filed during the quarter ended April 30, 1998.


                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                             By:  Shelter Realty VI Corporation
                                  Its Corporate General Partner

                             By:  /s/ William H. Jarrard, Jr.
                                  William H. Jarrard, Jr.
                                  President and Director


                             By:  /s/ Ronald Uretta
                                  Ronald Uretta
                                  Vice President and Treasurer


                             Date:  June 10, 1998