Form 10QSB
period 1998-07-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1998-09-14
CIK 730013

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

                  For the quarterly period ended July 31, 1998



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

                                 July 31, 1998
                        (in thousands, except unit data)




Assets
  Cash and cash equivalents                            $  2,934
  Receivables and deposits                                  944
  Restricted escrows                                      1,611
  Other assets                                              530
  Investment properties:
     Land                                    $  4,950
     Buildings and related personal property   48,086
                                               53,036
     Less accumulated depreciation            (26,266)   26,770

                                                       $ 32,789

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                     $    177
  Tenant security deposits liabilities                      200
  Accrued property taxes                                    780
  Other liabilities                                         272
  Mortgage notes payable                                 26,316

Partners' Capital (Deficit)
  General partners'                          $   (308)
  Limited partners' (42,324 units
     issued and outstanding)                    5,352     5,044

                                                       $ 32,789

                 See Accompanying Notes to Financial Statements

b)
                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                               Three Months Ended   Nine Months Ended
                                    July 31,            July 31,
                                1998      1997      1998      1997
Revenues:
  Rental income                $2,424    $2,433    $7,075    $7,162
  Other income                    163       183       506       516
  Net casualty gain                --        74        --       342
     Total revenues             2,587     2,690     7,581     8,020

Expenses:
  Operating                     1,051     1,124     3,090     3,127
  General and administrative       68        72       241       213
  Depreciation                    527       510     1,515     1,490
  Interest                        602       617     1,814     1,858
  Property taxes                  243       241       715       698
     Total expenses             2,491     2,564     7,375     7,386

Net income                     $   96    $  126    $  206    $  634

Net income allocated
  to general partners (1%)     $    1    $    1    $    2    $    6
Net income allocated
  to limited partners (99%)        95       125       204       628

                               $   96    $  126    $  206    $  634

Net income per limited
  partnership unit             $ 2.24    $ 2.95    $ 4.82    $14.84

                 See Accompanying Notes to Financial Statements

c)
                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)




                                 Limited
                               Partnership  General    Limited
                                  Units    Partners'  Partners'    Total

Original capital contributions   42,324     $     2   $42,324    $42,326

Partners' (deficit) capital
 at October 31, 1997             42,324     $  (310)  $ 5,148    $ 4,838

Net income for the nine months
 ended July 31, 1998                 --           2       204        206

Partners' (deficit) capital
 at July 31, 1998                42,324     $  (308)  $ 5,352    $ 5,044

                 See Accompanying Notes to Financial Statements

d)
                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                  Nine Months Ended
                                                       July 31,
                                                   1998       1997
Cash flows from operating activities:
  Net income                                      $  206     $  634
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                   1,515      1,490
    Amortization of discounts and loan costs         234        230
    Casualty gain                                     --       (342)
    Change in accounts:
      Receivables and deposits                      (217)      (131)
      Other assets                                    58        (28)
      Accounts payable                              (339)      (228)
      Tenant security deposits liabilities             7          4
      Accrued property taxes                         164        158
      Other liabilities                               43        (59)
       Net cash provided by operating activities   1,671      1,728

Cash flows from investing activities:
  Property improvements and replacements            (827)      (795)
  Net deposits to restricted escrows                 (53)       (32)
  Insurance proceeds from casualty items             148        214
       Net cash used in investing activities        (732)      (613)


Cash flows from financing activities:
  Payments on mortgage notes payable                (637)      (590)
       Net cash used in financing activities        (637)      (590)

Net increase in cash and cash equivalents            302        525

Cash and cash equivalents at beginning of period   2,632      3,104

Cash and cash equivalents at end of period        $2,934     $3,629

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $1,581     $1,628

At July 31, 1997, receivables and deposits and accounts payable were adjusted by approximately $211,000 and $183,000, respectively, for non-cash amounts in connection with the recording of the casualty items.

                 See Accompanying Notes to Financial Statements



                   SHELTER PROPERTIES VI LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1997.

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

                                         Nine Months Ended
                                             July 31,
                                          (in thousands)
                                           1998      1997

Net cash provided by operating activities $1,671    $1,728
 Payments on mortgage notes payable         (637)     (590)
 Property improvements and replacements     (827)     (795)
 Change in restricted escrows, net           (53)      (32)
 Changes in reserves for net operating
      liabilities                            284       284
 Additional reserves                        (438)     (596)
      Net cash used in operations         $   --    $   (1)

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $438,000 and $596,000 at July 31, 1998 and 1997, respectively, to fund continuing capital improvements at the Partnership's six investment properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to affiliates of the Corporate General Partner during the nine months ended July 31, 1998 and 1997 (in thousands):

                                                          1998     1997

Property management fees (included in operating expenses) $380     $380

Reimbursements for services of affiliates (included in
   operating and general and administrative expenses)      156      134

In addition, the Partnership paid construction oversight reimbursements of approximately $31,000 and $14,000 during the nine month periods ended July 31, 1998 and 1997, respectively, to an affiliate of the Corporate General Partner. Construction oversight reimbursements are included in operating expenses and investment properties.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

On July 21, 1998, an affiliate of Insignia (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 17,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $475 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 21, 1998 (the "Offer to Purchase") and in the related Assignment of Partnership Interest (which, together with any supplements or amendments, collectively constitute the "Offer") per Schedule 14D-9 originally filed with the Securities and Exchange Commission on July 21, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. As a result of the tender, the Purchaser acquired 3,364 units of limited partnership interest.

NOTE D - CASUALTY ITEMS

During the nine months ended July 31, 1998, the Partnership received approximately $148,000 in insurance proceeds, which were accrued at October 31, 1997. Approximately $35,000 of the proceeds was received in the first quarter of 1998, relating to tornado damage at River Reach Apartments in May 1997. The tornado caused uprooted trees, minor damage to the parking lot, and damage to roofs of two units. A casualty loss of approximately $19,000 resulted and was recorded during the year ended October 31, 1997. Approximately $113,000 of the insurance proceeds was received in the second quarter of 1998, relating to fire damage at Foxfire/Barcelona in April 1997. This fire destroyed an entire building consisting of eight units. A casualty gain of approximately $53,000 relating to the fire was recorded during the quarter ended April 30, 1997, resulting from the expected insurance proceeds exceeding the basis of the units destroyed plus the total estimated costs to replace the assets. An additional amount of approximately $77,000 in insurance proceeds is expected to be received subsequent to quarter end.

The following additional casualty gains and losses were recorded during the nine months ended July 31, 1997. A casualty gain of approximately $232,000 resulted from the insurance proceeds from hail and wind storm damage at Nottingham Square Apartments that occurred in the second quarter of 1996. Approximately $27,000 of these proceeds were received during the second quarter of 1997 and the remaining $205,000 was received during the third quarter of 1997. In November 1996, a fire occurred at Carriage House Apartments which damaged one unit and caused smoke damage to two additional units and the common area. The estimated costs to repair the units exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $8,000. In March 1997, a fire occurred at Village Gardens Apartments which destroyed one unit and caused smoke and water damage to additional units. The estimated costs to repair the units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $9,000. In April 1997, a fire occurred at Foxfire/Barcelona Apartments which destroyed an entire building, consisting of eight units. A casualty gain of approximately $139,000 resulted from the expected insurance proceeds exceeding the basis of the units destroyed, plus the total estimated non-capitalized costs to replace the assets. In May 1997, a tornado caused damage to River Reach Apartments resulting in uprooted trees, minor damage to the parking lot and roofs of two units. A casualty loss of approximately $12,000 resulted. The combination of these casualty events resulted in a casualty gain of approximately $342,000 for the nine months ended July 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended July 31, 1998 and 1997:

                                  Average Occupancy
Property                            1998     1997

Rocky Creek Apartments
    Augusta, Georgia                89%      89%

Carriage House Apartments
    Gastonia, North Carolina (1)    85%      92%

Nottingham Square Apartments
    Des Moines, Iowa (2)            87%      92%

Foxfire/Barcelona Apartments
    Durham, North Carolina (3)      91%      95%

River Reach Apartments
    Jacksonville, Florida           98%      98%

Village Gardens Apartments
    Fort Collins, Colorado          95%      95%

(1) The decrease in average occupancy at Carriage House Apartments is attributable to an increase in home purchases and transfers to stronger job markets in areas outside the Gastonia market. Management has offered rent concessions in an effort to increase occupancy. At July 31, 1998, occupancy had increased to 94% at the property.

(2) Occupancy decreased at Nottingham Square Apartments due to competition from new construction in the Des Moines market. Management has offered rent concessions in an effort to increase occupancy. At July 31, 1998, occupancy had increased to 93%.

(3) The decrease in occupancy at Foxfire/Barcelona Apartments is primarily the result of competition due to new construction in the Durham market and rental rate increases. However, management anticipates the use of rental concessions will help increase occupancy.

The Partnership realized net income of approximately $206,000 for the nine months ended July 31, 1998, versus approximately $634,000 for the corresponding period in 1997. During the three months ended July 31, 1998 and 1997, the Partnership realized net income of approximately $96,000 and $126,000 respectively. The decreases in net income are primarily attributable to decreases in total revenues resulting from the recognition of net casualty gains during the three and nine month periods ended July 31, 1997. A decrease in rental income and an increase in general and administrative expense also contributed to the decrease in net income for the nine months ended July 31, 1998. The decrease in rental income is due primarily to decreased occupancy as discussed above. Partially offsetting the impact of decreased occupancy is an increase in rental rates at Foxfire/Barcelona, River Reach, and Village Gardens. General and administrative expenses increased primarily due to increased expense reimbursements during the nine month period ended July 31, 1998. Partially offsetting the decrease in net income for the three and nine month periods ended July 31, 1998, was a decrease in operating expenses. Operating expenses decreased primarily due to decreases in maintenance expenses at River Reach and Village Gardens, resulting from exterior building repairs made in 1997. Included in operating expense is approximately $80,000 of major repairs and maintenance comprised primarily of landscaping, exterior painting, and exterior building repairs for the nine months ended July 31, 1998. For the nine months ended July 31, 1997, approximately $209,000 comprised primarily of landscaping, exterior painting, and exterior building repairs were included in operating expense.

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

At July 31, 1998, the Partnership held cash and cash equivalents of approximately $2,934,000 compared to approximately $3,629,000 at July 31, 1997. For the nine months ended July 31, 1998, net cash and cash equivalents increased approximately $302,000 compared to a net increase of approximately $525,000 for the nine months ended July 31, 1997. Net cash provided by operating activities decreased primarily due to an increase in cash used for accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements and a decrease in insurance proceeds received in 1998 compared to 1997 for damages to several of the Partnership's properties in 1997. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,316,000, net of discounts, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002, at which time the properties are expected to either be refinanced or sold. No cash distributions were paid during the nine months ended July 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Corporate General Partner is currently planning to make a distribution during the fourth quarter 1998.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to that motion, the plaintiffs have recently served an amended complaint.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia affiliates alleged to be managing partners of the defendant limited
partnerships, the Partnership and the Corporate General Partner.   Plaintiffs
allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Partnership believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended July 31, 1998.

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



                               Date:          September 14, 1998