Form 10KSB
period 1998-10-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1999-02-01
CIK 730013

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended October 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


               For the transition period from.........to.........

                         Commission file number 0-13261

                             SHELTER PROPERTIES VI
                 (Name of small business issuer in its charter)

     South Carolina                                                57-0755618
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year.  $10,216,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired eight existing apartment properties. The Registrant continues to own and operate six of these properties. See "Item 2, Properties".

Commencing March 22, 1984, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 34,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account. By means of Supplement No. 4 dated September 28, 1984, the Partnership offered for sale an additional 15,000 Units. The Corporate General Partner purchased 100 units as required by the Partnership Agreement.

The offering terminated in October 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 42,324 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $42,324,000. Unsold Units (numbering 7,676) were deregistered pursuant to Post Effective Amendment No. 1 to Registration Statement No. 2-93285 filed with the Securities and Exchange Commission on November 13, 1984. The Registrant invested approximately $30,300,000 of such proceeds in eight existing apartment properties. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. Until September 30, 1998, property management services were performed at the Partnership's properties by Insignia Management Group L.P. Since October 1, 1998, AIMCO, an affiliate of the Corporate General Partner, has been providing such property management services. (See "Transfer of Control" below).

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

Transfer of Control

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. As a result of the Insignia Merger, AIMCO acquired indirect control of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger, which requires the approval of the holders of a majority of the outstanding IPT Shares, is expected to be consummated in February 1999. AIMCO has agreed to vote all of the IPT Shares owned by it (approximately 51%) in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                              Date of
          Property            Purchase   Type of Ownership      Use
Rocky Creek Apartments        06/29/84 Fee ownership subject Apartment
  Augusta, Georgia                     to first and second   120 units
                                       mortgages.
Carriage House Apartments     6/29/84  Fee ownership subject Apartment
  Gastonia, North Carolina             to first and second   102 units
                                       mortgages.
Nottingham Square Apartments  08/31/84 Fee ownership subject Apartment
  Des Moines, Iowa                     to first and second   442 units
                                       mortgages.
Foxfire Apartments/           09/30/84 Fee ownership subject Apartment
Barcelona Apartments          03/28/85 to first and second   354 units
  Durham, North Carolina               mortgages.
River Reach Apartments        01/30/85 Fee ownership subject Apartment
  Jacksonville, Florida                to first and second   298 units
                                       mortgages.
Village Garden Apartments     03/01/85 Fee ownership subject Apartment
  Fort Collins, Colorado               to first and second   141 units
                                       mortgages.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.
                     Gross
                   Carrying     Accumulated                        Federal
    Property         Value      Depreciation    Rate    Method    Tax Basis
                        (in thousands)                         (in thousands)
Rocky Creek         $ 4,591       $ 2,255      5-35 yrs   S/L      $ 1,033
Carriage House        3,895         2,225      5-27 yrs   S/L          509
Nottingham           14,669         7,288      5-29 yrs   S/L        4,595
Square
Foxfire/Barcelona    11,799         5,978      5-31 yrs   S/L        3.809
River Reach          14,356         7,072      5-27 yrs   S/L        4,109
Village Garden        4,113         1,920      5-30 yrs   S/L        1,375

     Total          $53,423       $26,738                          $15,430

See "Note A" to financial statements in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                     Principal                                    Principal
                    Balance At     Stated                          Balance
                    October 31,   Interest   Period   Maturity     Due At
    Property           1998         Rate   Amortized    Date    Maturity (2)
                  (in thousands)                               (in thousands)
Rocky Creek
 1st Mortgage       $  2,064       7.60%      (1)     11/15/02  $  1,737
 2nd Mortgage             74       7.60%      (1)     11/15/02        74
Carriage House
 1st Mortgage          1,903       7.60%      (1)     11/15/02     1,601
 2nd Mortgage             69       7.60%      (1)     11/15/02        68
Nottingham Square
 1st Mortgage          7,448       7.60%      (1)     11/15/02     6,268
 2nd Mortgage            268       7.60%      (1)     11/15/02       268
Foxfire/Barcelona
 1st Mortgage          5,384       7.60%      (1)     11/15/02     4,531
 2nd Mortgage            193       7.60%      (1)     11/15/02       193
River Reach
 1st Mortgage          7,000       7.60%      (1)     11/15/02     5,890
 2nd Mortgage            252       7.60%      (1)     11/15/02       252
Village Garden
 1st Mortgage          2,423       7.60%      (1)     11/15/02     2,039
 2nd Mortgage             87       7.60%      (1)     11/15/02        87
                      27,165
Less unamortized
 discounts            (1,015)
   Total            $ 26,150

(1)The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2)See Item 7. Financial Statements - Note C for information with respect to the Registrant's ability to repay these loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                       Average Annual        Average Annual

                        Rental Rates           Occupancy

                      1998       1997       1998       1997
Rocky Creek         $ 6,886    $ 6,755      89%        90%
Carriage House        7,352      7,230      86%        92%
Nottingham Square     6,724      6,787      88%        92%
Foxfire/Barcelona     7,219      6,896      92%        95%
River Reach           8,242      7,693      97%        97%
Village Garden        7,806      7,400      96%        95%

The Corporate General Partner attributes the decrease in occupancy at Carriage House Apartments to an increase in home purchases and relocations by tenants to stronger job markets in areas outside the Gastonia market. The decrease in occupancy at Nottingham Square is attributed to increased competition as a result of new apartment construction in the Des Moines market. The decrease in occupancy at Foxfire/Barcelona Apartments is attributable to increased competition as a result of the start of new construction in the Durham area. Rental rates were increased in 1998 at all properties except Nottingham Square.

As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No individual tenant leases 10% or more of the available rental space. All of the properties are in good condition. See "Item 6 - Managements Discussion and

Analysis or Plan of Operation" for information related to budgeted capital improvements at each of the properties.

REAL ESTATE TAXES AND RATES:

Real estate taxes and effective rates in 1998 for each property were:


                               1998       1998
                             Billing*     Rate
                               (in thousands)

Rocky Creek                   $  38      2.82%
Carriage House                   40      1.30%
Nottingham Square               420      3.20%
Foxfire/Barcelona               159      1.62%
River Reach                     219      2.04%
Village Garden                   44      8.77%


*Due to these properties having a fiscal year different than the real estate tax year, tax expense, as stated in the Partnership's Statement of Operations, does not agree to the 1998 billings.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which are scheduled to be heard during February 1999. The Corporate General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended October 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units aggregating $42,324,000 inclusive of 100 units purchased by the Corporate General Partner. The Partnership currently has 2,657 holders of record owning an aggregate of 42,324 Units. Affiliates of the corporate General Partner owned 14,907 units or 35.22% at October 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended October 31, 1997, distributions of $983,000 were paid from operations. The Partnership did not pay any distributions for the year ended October 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year-end a distribution of $688,000 was paid from operations and $1,412,000 was paid from surplus funds during November and December 1998. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $1,000 per apartment unit at such property. The reserve accounts are currently fully funded. See "Item 6, Management's Discussion and Analysis or Plan of Operation" for information relating to anticipated capital expenditures at the properties.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Registrant's net income for the year ended October 31, 1998 was $322,000 as compared to $395,000 for the year ended October 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses). The decrease in net income was due to a decrease in total revenue which was partially offset by a decrease in total expenses. Net income, however, without giving effect to the casualty gain recognized during fiscal 1997 was $53,000 for the year ended October 31, 1997.

Revenues decreased due to a decrease in rental income and casualty gain, which was partially offset by an increase in other income. The decrease in rental income is primarily attributable to a decrease in occupancy at the Registrant's Carriage House, Nottingham Square and Foxfire/Barcelona properties and a decrease in average rental rates at Nottingham Square which more than offset increases in rental rates at the Registrant's other investment properties. The Registrant recorded a casualty gain of $342,000 during the year ended October 31, 1997 which consisted of (i) a casualty gain of approximately $240,000 from the insurance proceeds from hail and wind storm damage at Nottingham Square Apartments that occurred in the second quarter of 1996, (ii) the estimated costs to repair units damaged at Carriage House Apartments by a fire in November 1996 exceeded the insurance proceeds received and thus resulted in a casualty loss of approximately $8,000, (iii) the estimated costs to repair units damaged at Village Garden Apartments by a fire in March 1997 which destroyed one unit and caused smoke and water damage to additional units exceeded the insurance proceeds expected to be received and thus resulted in a casualty loss of approximately $10,000, (iv) a casualty gain of approximately $139,000 from the expected insurance proceeds exceeding the basis of the units destroyed, plus the total estimated non-capitalized costs to replace the assets, at Foxfire/Barcelona Apartments by a fire in April 1997 and (v) uprooted trees, minor damage to the parking lot and roofs of two units at River Beach Apartments caused by a tornado in May 1997 resulted in a casualty loss of approximately $19,000 resulted. The combination of these casualty events resulted in a casualty gain of approximately $342,000 for the year ended October 31, 1997.

Expenses decreased due to reductions in operating, depreciation and interest expense which were partially offset by increases in general and administrative expense and property taxes. Operating expenses decreased due to the completion of an exterior painting project at the Carriage House Apartments and exterior building improvements and painting at the River Reach Apartments in 1997, which were partially offset by major landscaping projects in 1998 at Nottingham Square and River Reach Apartments. Interest expense decreased due to the reduction in mortgage balances encumbering the properties as a result of scheduled principal payments. The increase in property taxes is attributable to overall increased tax rates at the Registrant's properties.

Included in general and administrative expenses at both October 31, 1998 and 1997 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with its management of the Partnership. The increase in general and administrative expenses for the year ended October 31, 1998 is primarily due to increases in such reimbursements. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value provided by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Partnership. For the year ended October 31, 1998, no adjustments for impairment of value were necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Registrant had cash and cash equivalents of approximately $3,111,000 as compared to approximately $2,632,000 at October 31, 1997. The increase in cash and cash equivalents is due to $2,458,000 of cash provided by operating activities, which was partially offset by $1,123,000 of cash used in investing activities and $856,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements, insurance proceeds received from the casualty losses discussed above and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market mutual fund.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $2.4 million in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Village Garden include building painting and swimming pool and roof repairs. Budgeted capital improvements at Nottingham Square include wallcovering and cabinet replacements, electrical upgrades and parking lot repairs. River Reach, Carriage House and Rocky Creek have major landscaping projects planned. Rocky Creek also plans to perform roof repairs and flooring replacements. Foxfire/Barcelona have no major budgeted expenditures in 1999. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,150,000, net of discount, is being amortized over 257 months with balloon payments of approximately $23,008,000 due on November 15, 2002. The Corporate General Partner may attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

A cash distribution of $983,000 was paid from operations in September, 1997. No cash distributions were made in the year ended October 31, 1998. During the first quarter of fiscal 1999, the Partnership made a distribution of approximately $688,000 from operations and $1,412,000 from surplus funds for a total of $2,100,000. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to it partners in 1999 or subsequent periods.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. As of December 31, 1998, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Corporate General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the Partnership's operations. To date, the Corporate General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS



SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS


       Report of Ernst & Young LLP, Independent Auditors

       Balance Sheet - October 31, 1998

       Statements of Operations - Years ended October 31, 1998 and 1997

       Statements of Changes in Partners' Capital (Deficit) - Years ended
           October 31, 1998 and 1997

       Statements of Cash Flows - Years ended October 31, 1998 and 1997

       Notes to Financial Statements











                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties VI

We have audited the accompanying balance sheet of Shelter Properties VI as of October 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended October 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at October 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
December 17, 1998

                              SHELTER PROPERTIES VI
                                  BALANCE SHEET

                                 October 31, 1998
                         (in thousands, except unit data)





Assets
  Cash and cash equivalents                                 $ 3,111
  Receivables and deposits                                      914
  Restricted escrows                                          1,626
  Other assets                                                  504
  Investment properties (Notes C & F):
     Land                                    $  4,950
     Buildings and related personal property   48,473
                                               53,423
     Less accumulated depreciation            (26,738)       26,685


                                                            $32,840

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                          $   283
  Tenant security deposit liabilities                           209
  Accrued taxes                                                 777
  Other liabilities                                             261
  Mortgage notes payable (Note C)                            26,150

Partners' Capital (Deficit)
  General partners                           $   (307)
  Limited partners (42,324 units
     issued and outstanding)                    5,467         5,160

                                                            $32,840


                  See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                             STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)





                                               Years Ended October 31,
                                                  1998        1997
Revenues:
  Rental income                                  $ 9,512     $ 9,581
  Other income                                       704         692
  Casualty gain                                       --         342
     Total revenues                               10,216      10,615

Expenses:
  Operating                                        4,219       4,524
  General and administrative                         325         284
  Depreciation                                     1,987       2,026
  Interest                                         2,410       2,467
  Property taxes                                     953         919
     Total expenses                                9,894      10,220

          Net income (Note D)                    $   322     $   395

Net income allocated to general partner (1%)     $     3     $     4
Net income allocated to limited partners (99%)       319         391
                                                 $   322     $   395

Net income per limited partnership unit          $  7.54     $  9.24
Distribution per limited partnership unit        $    --     $ 22.99


                  See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)





                                 Limited
                               Partnership  General    Limited
                                  Units     Partners   Partners    Total

Original capital contributions    42,324     $     2   $ 42,324  $ 42,326

Partners' (deficit) capital
 at October 31, 1996              42,324     $  (304)  $  5,730  $  5,426

Distributions to partners             --         (10)      (973)     (983)

Net income for the year ended
 October 31, 1997                     --           4        391       395

Partners' (deficit) capital
 at October 31, 1997              42,324        (310)     5,148     4,838

Net income for the year ended
 October 31, 1998                     --           3        319       322

Partners' (deficit) capital
 at October 31, 1998              42,324    $   (307)  $  5,467  $  5,160

                 See Accompanying Notes to Financial Statements

                             SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Years Ended October 31,
                                                        1998       1997
Cash flows from operating activities:
  Net income                                          $    322   $    395
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                         1,987      2,026
    Amortization of discounts and loan costs               311        307
    Net casualty (gain) loss                                --       (342)
    Loss on disposal of property                            --         24
    Change in accounts:
      Receivables and deposits                            (198)         9
      Other assets                                          60        (57)
      Accounts payable                                    (233)       118
      Tenant security deposit liabilities                   16         (4)
      Accrued taxes                                        161          6
      Other liabilities                                     32       (213)
       Net cash provided by operating activities         2,458      2,269

Cash flows from investing activities:
  Property improvements and replacements                (1,214)    (1,104)
  Net increase in restricted escrows                       (68)       (49)
  Net insurance proceeds from casualty loss                159        189
       Net cash used in investing activities            (1,123)      (964)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (856)      (794)

   Distributions to partners                                --       (983)
       Net cash used in financing activities              (856)    (1,777)

Net increase (decrease) in cash and cash equivalents       479       (472)

Cash and cash equivalents at beginning of period         2,632      3,104
Cash and cash equivalents at end of period             $ 3,111    $ 2,632

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 2,100    $ 2,163

Supplemental disclosure of non-cash activity:

At October 31, 1997, receivables and deposits were adjusted by approximately $225,000 for non-cash amounts in connection with the recording of casualty items (See "Note F"). Also, accounts payable was adjusted for the same fiscal year by approximately $234,000, for non-cash amounts in connection with property improvements and replacements.

                 See Accompanying Notes to Financial Statements

                             SHELTER PROPERTIES VI
                         Notes to Financial Statements

                                October 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner" or "General Partner"). The only other general partner of the Partnership is Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See Note B - Transfer of Control. The directors and officers of the Corporate General Partner also serve as officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates six apartment properties located in the south, midwest and west.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash from (used by) operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used by operations", as defined in the Partnership Agreement. However, "net cash used by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                1998         1997
                                                 (in thousands)

Net cash provided by operating activities    $   2,458    $   2,269
    Property improvements and replacements      (1,214)      (1,104)
    Payments on mortgage notes payable            (856)        (794)
    Changes in reserves for net operating
      liabilities                                  162          141
    Change in restricted escrows, net              (68)         (49)
    Additional operating reserves                 (482)        (463)
      Net cash used by operations            $       0    $       0


The Corporate General Partner has reserved net cash from operations of approximately $482,000 and $463,000 at October 31, 1998 and 1997, respectively, to fund continuing capital improvements at the six properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. During October 1997, the Partnership paid a distribution of approximately $983,000 from net cash from operations. No distributions were made in the year ended October 31, 1998. During the first fiscal quarter of 1999, the Partnership made a distribution of approximately $688,000 from operations and $1,412,000 from surplus of funds for a total of $2,100,000.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until $1,000 per apartment unit is funded for each respective property for a total of $1,457,000. As of October 31, 1998, the Partnership has deposits of approximately $1,626,000 in its Reserve Account.


Undistributed Net Proceeds from Disposition: Undistributed net proceeds from dispositions in prior years totaled $1,412,000 at October 31, 1998 and 1997. This amount was fully distributed during the first fiscal quarter of 1999.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (losses) as shown in the statements of operations and changes in partners' capital for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 42,324 weighted average units outstanding.

Other Reserves: The General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1998 and 1997 were approximately $162,000 and $141,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

Capital Improvement Account - In 1992, the Partnership mortgaged the real estate assets of its properties under the terms of a multiple-asset real estate mortgage investment conduit ("REMIC"). At the time of the REMIC refinancing, $1,429,000 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At October 31, 1998, the scheduled property improvements have been completed and the escrow account has been eliminated.

Reserve Account - In addition to the Capital Improvement Account, a general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until the accounts equal $1,000 per apartment unit for each respective property. The minimum balance of $400 per apartment unit, as well as the requirement of $1,000 per apartment unit, has currently been attained. The current balance is approximately $1,626,000.

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

Loan Costs: Loan costs of approximately $943,000 less accumulated amortization of approximately $558,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.


Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the Corporate General Partner's policy to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of six apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended October 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed its review of Statement 131, but does not anticipate the adoption of this statement to materially affect the Partnership. The Partnership will adopt the new requirements retroactively in 1999.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $134,000 and $139,000 for the years ended October 31, 1998 and 1997, respectively were charged to expense as incurred.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.


Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. As a result of the Insignia Merger, AIMCO acquired indirect control of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger, which requires the approval of the holders of a majority of the outstanding IPT Shares, is expected to be consummated in February 1999. AIMCO has agreed to vote all of the IPT Shares owned by it (approximately 51%) in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows:



                     Principal     Monthly                           Principal
                    Balance At     Payment     Stated                 Balance
                    October 31,   Including   Interest   Maturity     Due At
    Property           1998        Interest     Rate       Date      Maturity
                  (in thousands)                                  (in thousands)
Rocky Creek
 1st Mortgage       $  2,064        $   19     7.60%     11/15/02    $  1,737
 2nd Mortgage             74            (a)    7.60%     11/15/02          74
Carriage House
 1st Mortgage          1,903            17     7.60%     11/15/02       1,601
 2nd Mortgage             69            (a)    7.60%     11/15/02          68
Nottingham Square
 1st Mortgage          7,448            68     7.60%     11/15/02       6,268
 2nd Mortgage            268             2     7.60%     11/15/02         268
Foxfire/Barcelona
 1st Mortgage          5,384            49     7.60%     11/15/02       4,531
 2nd Mortgage            193             1     7.60%     11/15/02         193
River Reach
 1st Mortgage          7,000            64     7.60%     11/15/02       5,890
 2nd Mortgage            252             2     7.60%     11/15/02         252
Village Garden
 1st Mortgage          2,423            22     7.60%     11/15/02       2,039
 2nd Mortgage             87             1     7.60%     11/15/02          87
                      27,165        $  245
Less unamortized
 discounts            (1,015)
   Total            $ 26,150


(a) Monthly payment including interest is less than $1,000.

The Partnership exercised interest rate buy-down options for the six properties when the debt was refinanced in 1992, thereby reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $2,433,000 and is being amortized as a loan discount using the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes could not be prepaid prior to November 15, 1997, thereafter, prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1998, are as follows (in thousands):


     1999    $   925
     2000        997
     2001      1,075
     2002      1,160
     2003     23,008
             $27,165

NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss (in thousands, except unit data):


                                            1998       1997
Net income as reported                     $  322     $  395
Add (deduct):
 Fixed asset write-offs and casualty gain      --       (348)
 Amortization of present value discounts       (2)        (6)
 Depreciation differences                    (333)      (280)
 Change in prepaid rental income              (44)       (11)
 Other                                         20         49

Federal taxable loss                       $  (37)    $ (201)
Federal taxable loss per
     limited partnership unit              $ (.87)    $(4.70)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net assets as reported        $  5,160
     Buildings and land               3,632
     Accumulated depreciation       (14,887)
     Syndication fees                 5,286
     Other                               72
     Net liabilities - tax basis   $   (737)

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the Corporate General Partner during the year ended October 31, 1998 and 1997:

                                              1998        1997
                                               (in thousands)
Property management fees
   (included in operating expenses)           $512        $511
Reimbursements for services of affiliates
   (included in general and administrative
   expenses)                                   240         220

Included in reimbursements for services of affiliates is approximately $34,000 of reimbursements for construction oversight costs in both fiscal years ended October 31, 1998 and 1997.

During the years ended October 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of the gross receipts from all of Registrant's properties as compensation for providing property management services. These services were performed by Insignia Management, L.P. during 1997 and until October 1, 1998 (effective date of the Insignia Merger (see Note
B)), at which time AIMCO Management began providing such services. The Registrant paid to such affiliates $512,000 and $511,000 for the years ended October 31, 1998 and 1997, respectively.

Insignia Residential Group, L.P. received reimbursement of accountable administrative expenses amounting to approximately $189,000 and $180,000 for the eleven month period ended September 30, 1998 and the year ended October 31, 1997, respectively. For October 1998, AIMCO, an affiliate of Corporate General Partner received reimbursements for administrative expenses of approximately $17,000.

In July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 17,000 of the outstanding units of limited partnership interest in the Partnership at $475 per Unit, net to the seller in cash. The Purchaser acquired 3,364 units pursuant to this tender offer. As a result of this purchase AIMCO currently owns, through its affiliates, a total of 14,907 limited partnership units or 35.22% as of October 31, 1998, consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the

Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                         Initial Cost
                                         To Partnership
                                         (in thousands)

                                                Buildings         Cost
                                               and Related    Capitalized
                                                 Personal    Subsequent to
     Description       Encumbrances    Land      Property     Acquisition

Rocky Creek                $ 2,138   $   168     $  3,821      $   602
Carriage House               1,972       166        3,038          691
Nottingham Square            7,716     1,133        9,980        3,556
Foxfire/Barcelona            5,577     1,191        9,998          610
River Reach                  7,252     1,872       10,854        1,630
Village Garden               2,510       420        3,050          643

      Totals              $ 27,165   $ 4,950     $ 40,741      $ 7,732


                              Gross Amount At Which Carried
                                    October 31, 1998
                                        Buildings
                                       And Related
                                         Personal            Accumulated    Date of      Date   Depreciable
         Description            Land     Property    Total   Depreciation Construction Acquired  Life-Years
   (amounts in thousands)
Rocky Creek Apartments
 Augusta, Georgia              $  168   $  4,423     $ 4,591   $ 2,255       1979      06/29/84    5-35
Carriage House Apartments
 Gastonia, North Carolina         166      3,729       3,895     2,225    1970-1971    06/29/84    5-27
Nottingham Square Apartments
 Des Moines, Iowa               1,133     13,536      14,669     7,288       1972      08/31/84    5-29
Foxfire/Barcelona Apartments
 Durham, North Carolina         1,191     10,608      11,799     5,978       1973      03/28/85    5-29
                                                                             1975      09/30/84    5-31
River Reach Apartments
 Jacksonville, Florida          1,872     12,484      14,356     7,072       1971      01/30/85    5-27
Village Garden Apartments
 Fort Collins, Colorado           420      3,693       4,113     1,920       1974      03/01/85    5-30

    Totals                     $4,950   $ 48,473     $53,423   $26,738

</TABLE)

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                     Years Ended October 31,
                                       1998         1997
Investment Properties
Balance at beginning of year         $  52,209    $  51,019
     Property improvements               1,214        1,338
     Disposals of property                  --         (148)
Balance at end of year               $  53,423    $  52,209

Accumulated Depreciation
Balance at beginning of year         $  24,751    $  22,800
     Additions charged to expense        1,987        2,026
     Disposals of property                  --          (75)
Balance at end of year               $  26,738    $  24,751

The aggregate cost of the real estate for Federal income tax purposes at October
31, 1998 and 1997, respectively, is approximately $57,054,000 and $55,840,000.
The accumulated depreciation taken for Federal income tax purposes at October
31, 1998 and 1997, respectively, is approximately $41,625,000 and $39,305,000.

NOTE G - CASUALTY GAINS AND LOSSES

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

NOTE H - DISTRIBUTIONS

Distributions of approximately $983,000 were paid from operations in September
1997. There were no distributions made in 1998. During the first fiscal quarter of 1999, the Partnership made a distribution of approximately $688,000 from operations and $1,412,000 from surplus funds for a total of $2,100,000.

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA
FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc.

("Insignia") and entities which were, at one time, affiliates of Insignia
("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management
Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General
Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate
General Partner has filed demurrers to the amended complaint which are scheduled to be heard during February 1999. The Corporate General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V.
INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of
California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the
"Subject Partnerships").  The complaint names as defendants Insignia, several
Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject
Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE

       None


                                   PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors.  The Individual and Corporate
General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 60, is the Individual
General Partner of the Registrant.  Mr. Tuck is Chairman of GolfSouth
Management, Inc.  Until August 1990, he served as Chairman and Chief Executive
Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal
Corporation (the former parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf &
Company.  From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South
Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the present executive officers and director of Shelter Realty
VI Corporation ("Corporation") are set forth below. There are no family relationships between or among any officers or directors.

Name                      Age   Position

Patrick J. Foye            41   Executive Vice President and Director

Timothy R. Garrick         42   Vice President - Accounting

Patrick J. Foye has been Executive Vice President and Director of the Corporate
General Partner since October 1, 1998.  Mr. Foye has served as Executive Vice
President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long
Island Power Authority and serves as a member of the New York State
Privatization Council.  He received a B.A. from Fordham College and a J.D. from
Fordham University Law School.

Timothy R. "Randy" Garrick has served as Vice President-Accounting of the
Corporate General Partner and AIMCO since October 1, 1998.  Prior to that date,
Mr. Garrick served as Vice President-Accounting Services of Insignia Financial
Group since June of 1997.  From 1992 until June of 1997, Mr. Garrick served as
Vice President of Partnership Accounting for Insignia Financial Group.  From

1987 to 1990, Mr. Garrick served as Investment Advisor for U.S. Shelter
Corporation.  From 1984 to 1987, Mr. Garrick served as Partnership Investment
Analyst for U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina in 1979 and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1998.

                                                       Number
                       Entity                         of Units   Percentage
Insignia Properties LP (an affiliate of AIMCO)         11,543      27.273%
Cooper River Properties LLC (an affiliate of AIMCO)     3,364       7.948%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South
Carolina 29602.

No director or officer of the Corporate General Partner owns any Units.  The
Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust whose Class A Common Shares are listed on the New York
Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP")

acquired indirect control of the Corporate General Partner. AIMCO and its affiliates currently own 35.22% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for the remaining limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received, collectively, $6,900 and $10,000 as their pro-rata share of the distributions made during the first fiscal quarter of 1999 and the year ended October 31, 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to Item 7, Financial Statements - Note A - Allocation of Cash Distributions and Allocation of Profits, Gains and Losses.

Included in reimbursements for services of affiliates is approximately $34,000 of reimbursements for construction oversight costs in both fiscal years ended
October 31, 1998 and 1997.


The following expenses were paid or accrued to an affiliate of the Corporate
General Partner during the year ended October 31, 1998 and 1997:

                                                 1998        1997
                                                  (in thousands)
Property management fees
   (included in operating expenses)              $512        $511
Reimbursements for services of affiliates
   (included in general and administrative
   expenses)                                      240         220

During the years ended October 31, 1998 and 1997, affiliates of the Corporate
General Partner were entitled to receive 5% of the gross receipts from all of Registrant's properties as compensation for providing property management services. These services were performed by Insignia Management, L.P. during 1997 and until October 1, 1998 (effective date of the Insignia Merger (see Note
B)), at which time AIMCO Management began providing such services.  The
Registrant paid to such affiliates $512,000 and $511,000 for the years ended
October 31, 1998 and 1997, respectively.

Insignia Residential Group, L.P. received reimbursement of accountable administrative expenses amounting to approximately $189,000 and $180,000 for the eleven month period ended September 30, 1998 and the year ended October 31, 1997, respectively. For October 1998, AIMCO, an affiliate of Corporate General
Partner received reimbursements for administrative expenses of approximately
$17,000.

In July 21, 1998, an affiliate of the Corporate General Partner (the
"Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 17,000 of the outstanding units of limited partnership interest in the Partnership at $475 per Unit, net to the seller in cash. The Purchaser acquired 3,364 units pursuant to this tender offer. As a result of this purchase AIMCO currently owns, through its affiliates, a total of 14,907 limited partnership units or 35.22% as of October
31, 1998.  Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant.  Under the Partnership
Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

       (b) Reports on Form 8-K filed in the fourth quarter of fiscal year in 1998:

            Current Report on Form 8-K filed on October 1, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc.
            to AIMCO.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                SHELTER PROPERTIES VI

                                By:   Shelter Realty VI Corporation
                                      Corporate General Partner


                                By:   /s/ Patrick J. Foye
                                      Patrick J. Foye
                                      Executive Vice President


                                By:   /s/ Timothy R. Garrick
                                      Timothy R. Garrick
                                      Vice President - Accounting
                                      (Duly Authorized Officer)


                                Date: January 29, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Patrick J. Foye      Executive Vice President and Director   1/29/99
Patrick J. Foye


/s/ Timothy R. Garrick        Vice President - Accounting        1/29/99
Timothy R. Garrick            (Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit

3        See Exhibit 4(a)

4        (a)Amended and Restated Certificate and Agreement of Limited
            Partnership [included as Exhibit A to the Prospectus of Registrant dated March 22, 1984 contained in Amendment No. 1 to Registration
            Statement No. 2-86995, of Registrant filed March 21, 1984 (the
            "Prospectus") and incorporated herein by reference].

         (b)Subscription Agreement and Signature Page [included as Exhibits
            4(A) and 4(B) 8 to the Prospectus and incorporated herein by reference].

10(i)       Contracts related to acquisition of properties:

         (a)Purchase Agreement dated March 19, 1984 between ICA-Broad Reach
            Limited Partnership and U.S. Shelter Corporation to acquire River
            Village Apartments.*

         (b)Purchase Agreement dated March 8, 1984 between Rocky Creek
            Associates Limited Partnership and U.S. Shelter Corporation to acquire Rocky Creek Apartments.*

         (c)Purchase Agreement dated January 16, 1984 between Carriage House
            Associates Limited Partnership and U.S. Shelter Corporation to acquire Carriage House Apartments.*

            *Filed as Exhibits 10(D) through 10(F), respectively, to Amendment
            No. 1 of Registration Statement No. 2-86995 of Registrant filed
            March 21, 1984 and incorporated herein by reference.


         (d)Purchase Agreement dated May 8, 1984 between Daniel Realty
            Corporation and U.S. Shelter Corporation to acquire Marble Hill
            Apartments. [Filed as Exhibit 10(G) to Post-Effective Amendment No.
            1 of Registration Statement No. 2-86995 of Registrant filed June
            25, 1984 and incorporated herein by reference.]

         (e)Purchase Agreement dated June 6, 1984 between Urbandale Charleston
            Court Associates and U.S. Shelter Corporation to acquire Nottingham
            Square Apartments. [Filed as Exhibit 10(H) to Post-Effective
            Amendment No. 2 of Registration Statement No. 2-86995 of Registrant filed July 18, 1984 and incorporated herein by reference.]

         (f)Purchase Agreement dated July 10, 1984 between National Properties
            Investors II and U.S. Shelter Corporation to acquire Foxfire
            Apartments. [Filed as Exhibit 10(I) to Post-Effective Amendment No.
            2 of Registration Statement No. 2-86995 of Registrant filed July
            18, 1984 and incorporated herein by reference.]

         (g)Purchase Agreement dated August 24, 1984 between American Century
            Corporation and U.S. Shelter Corporation to acquire River Reach
            Apartments. [Filed as Exhibit 10(I) to Post-Effective Amendment No.
            2 of Registration Statement No. 2-86995 of Registrant filed July
            18, 1984 and incorporated herein by reference.]

         (h)Purchase Agreement dated January 7, 1985 between Village Garden
            Apartments Fort Collins, Ltd. and U.S. Shelter Corporation to acquire Village Garden Apartments. [Filed as Exhibit a(5) to Form
            10-Q For the Quarter Ended January 31, 1985 filed March 14, 1985 and incorporated herein by reference.
         (i)Purchase Agreement dated January 18, 1985 between Barcelona
            Investors and U.S. Shelter Corporation to acquire Barcelona
            Apartments. [Filed as Exhibit a(6) to Form 10-Q For the Quarter

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

(iii)  Contracts related to refinancing of debt:

         (a)First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and
            First Commonwealth Realty Credit Corporation, a Virginia
            Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River
            Reach and Village Garden.*

         (b)Second Deeds of Trust and Security Agreements dated October 28,
            1992 between Shelter Properties VI and Joseph Philip Forte
            (Trustee) and First Commonwealth Realty Credit Corporation, a
            Virginia Corporation, securing the following properties:  Rocky
            Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona,
            River Reach and Village Garden.*

         (c)First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and
            First Commonwealth Realty Credit Corporation, a Virginia
            Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River
            Reach and Village Garden.

         (d)Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and
            First Commonwealth Realty Credit Corporation, a Virginia
            Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River
            Reach and Village Garden.*

         (e)First Deeds of Trust Notes dated October 28, 1992 between Shelter
            Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and
            Village Garden.*

         (f)Second Deeds of Trust Notes dated October 28, 1992 between Shelter
            Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and
            Village Garden.*

            *Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

(IV)     Contracts related to disposition of properties:

         (a)Agreement of Purchase and Sale dated June 2, 1995, between Shelter
            Properties VI and United Dominion Realty Trust, Inc., relating to
            Marble Hills Apartments.

7           Financial Data Schedule

