Form 10QSB
period 1999-01-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1999-03-17
CIK 730013

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

                For the quarterly period ended January 31, 1999



[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


                         Commission file number 0-13261


                             SHELTER PROPERTIES VI
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES VI
                                 BALANCE SHEET
                                  (Unaudited)

                                January 31, 1999
                        (in thousands, except unit data)




Assets

  Cash and cash equivalents                                 $  1,409

  Receivables and deposits                                       679

  Restricted escrows                                           1,601

  Other assets                                                   467

  Investment properties:

     Land                                       $  4,950

     Buildings and related personal property      48,651

                                                  53,601

     Less accumulated depreciation               (27,224)     26,377

                                                            $ 30,533


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                          $    193

  Tenant security deposits liabilities                           216

  Accrued property taxes                                         567

  Other liabilities                                              280

  Mortgage notes payable                                      25,973


Partners' Capital (Deficit)

  General partners'                             $   (312)

  Limited partners' (42,324 units

     issued and outstanding)                       3,616       3,304


                                                            $ 30,533

                See Accompanying Notes to Financial Statements

b)
                             SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended

                                                           January 31,

                                                        1999        1998

Revenues:

  Rental income                                      $2,405       $2,349

  Other income                                          213          164

     Total revenues                                   2,618        2,513


Expenses:

  Operating                                           1,004        1,003

  General and administrative                             79           81

  Depreciation                                          486          493

  Interest                                              586          608

  Property taxes                                        219          226

     Total expenses                                   2,374        2,411


Net income                                           $  244       $  102


Net income allocated to general partners (1%)        $    2       $    1


Net income allocated to limited partners (99%)          242          101


                                                     $  244       $  102


Net income per limited partnership unit              $ 5.72       $ 2.39


Distribution per limited partnership unit            $49.45       $   --

                  See Accompanying Notes to Financial Statements


c)
                             SHELTER PROPERTIES VI
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited

                                  Partnership    General    Limited

                                     Units      Partners'  Partners'    Total


Original capital contributions      42,324      $     2    $42,324    $42,326


Partners' (deficit) capital

  at October 31, 1998               42,324      $  (307)   $ 5,467    $ 5,160


Net income for the three months

  ended January 31, 1999                --            2        242        244


 Distributions to Partners              --           (7)    (2,093)    (2,100)

 Partners (deficit) capital at

  January 31, 1999                  42,324      $  (312)   $ 3,616    $ 3,304

                 See Accompanying Notes to Financial Statements

d)
                             SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended

                                                               January 31,

                                                            1999         1998

Cash flows from operating activities:

  Net income                                            $   244      $   102

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                            486          493

    Amortization of discounts and loan costs                 70           78

    Change in accounts:

      Receivables and deposits                              235           15

      Other assets                                           14           49

      Accounts payable                                      (90)         (57)

      Tenant security deposits liabilities                    7           (2)

      Accrued property taxes                               (210)         (70)

      Other liabilities                                      19            7

       Net cash provided by operating activities            775          615


Cash flows from investing activities:

  Property improvements and replacements                   (178)        (332)

  Net receipts from (deposits to) restricted escrows         25          (18)

  Insurance proceeds from casualty items                                  35

       Net cash used in investing activities               (153)        (315)


Cash flows from financing activities:

  Payments on mortgage notes payable                       (224)        (208)

  Distributions to partners                              (2,100)          --

       Net cash used in financing activities             (2,324)        (208)


Net (decrease) increase in cash and cash equivalents     (1,702)          92


Cash and cash equivalents at beginning of period          3,111        2,632

Cash and cash equivalents at end of period              $ 1,409      $ 2,724


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   516      $   531

                 See Accompanying Notes to Financial Statements


                             SHELTER PROPERTIES VI
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

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


                                                  Three Months Ended

                                                      January 31,

                                                    (in thousands)

                                                   1999        1998


Net cash provided by operating activities         $  775      $  615

 Payments on mortgage notes payable                 (224)       (208)

 Property improvements and replacements             (178)       (332)

 Change in restricted escrows, net                    25         (18)

 Changes in reserves for net operating

      liabilities                                     26          58

 Additional reserves                                (424)       (115)

      Net cash used in operations                 $   --      $   --


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $424,000 and $115,000 at January 31, 1999 and 1998, respectively, to fund continuing capital improvements at the Partnership's six investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to affiliates of the Corporate General Partner during the three months ended January 31, 1999 and 1998:

                                                             1999       1998
                                                              (in thousands)

Property management fees (included in operating expenses)    $130       $127

Reimbursements for services of affiliates (included in
   operating and general and administrative expenses)          52         70

In addition, the Partnership paid construction oversight reimbursements of approximately $2,000 and $17,000 during the three month periods ended January 31, 1999 and 1998, respectively, to an affiliate of the Corporate General Partner. Construction oversight reimbursements are included in operating expenses and investment properties.

During the three months ended January 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $130,000 and $127,000 for the three months ended January 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $52,000 and $70,000 for the three months ended January 31, 1999 and 1998, respectively.

As a result of its ownership of 14,907 limited partnership units or 35.22%, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it owns in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

NOTE E - CASUALTY ITEMS

During the three months ended January 31, 1998, the Partnership received approximately $35,000 in insurance proceeds, which were accrued at October 31, 1997, relating to tornado damage at River Reach Apartments in May 1997. The tornado caused uprooted trees, minor damage to the parking lot, and damage to roofs of two units. A casualty loss of approximately $19,000 resulted and was recorded during the year ended October 31, 1997.

NOTE F - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

As defined by Statement 131, the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of six apartment complexes located in five states throughout the United States as follows: one each in Georgia, Iowa, Florida, and Colorado and two in North Carolina. The Partnership rents apartment units to people for terms that are typically less than twelve months.

The Partnership evaluates performance based on net operating income, which is defined as income before interest expense, depreciation, amortization of intangibles, casualty expense, gain or loss on disposal of property, and gain or loss on extinguishment of debt. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1998.

The Partnership's reportable segments are business units (investment properties) that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended January 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.


              1999                RESIDENTIAL    OTHER       TOTALS

Rental income                     $   2,405    $     --   $  2,405
Other income                            189          24        213
Interest expense                        586          --        586
Depreciation                            486          --        486
General and administrative
 expense                                 --          79         79
Segment profit (loss)                   299         (55)       244
Total assets                         29,143       1,390     30,533
Capital expenditures for
 investment properties                  178          --        178


              1998                RESIDENTIAL    OTHER       TOTALS

Rental income                     $  2,349      $    --   $ 2,349
Other income                           133           31       164
Interest expense                       608           --       608
Depreciation                           493           --       493
General and administrative
 expense                                --           81        81
Segment profit (loss)                  152          (50)      102
Total assets                        30,077        2,697    32,774
Capital expenditures for
 investment properties                 332           --       332


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended January 31, 1999 and 1998:

                                        Average Occupancy
Property                                 1999       1998


Rocky Creek Apartments

    Augusta, Georgia (1)                   92%        87%


Carriage House Apartments

    Gastonia, North Carolina (2)           90%        78%


Nottingham Square Apartments

    Des Moines, Iowa (3)                   91%        86%


Foxfire/Barcelona Apartments

    Durham, North Carolina (4)             96%        92%


River Reach Apartments

    Jacksonville, Florida                  94%        95%


Village Gardens Apartments

    Fort Collins, Colorado (5)             99%        96%


(1) The increase in average occupancy at Rocky Creek Apartments is attributable to improved market conditions in the area. There was also an increase in rental concessions given.

(2) Average occupancy increased at Carriage House Apartments due to increases in rental concessions and an increase in property marketing efforts in order to take advantage of an improvement in the Gastonia rental market.

(3) The increase in average occupancy at Nottingham Square Apartments was primarily the result of increases in property marketing efforts and increases in rental concessions.

(4) Average occupancy increased at Foxfire/Barcelona Apartments due to an increase in market conditions and a decrease in losing tenants due to home purchases.

(5) The increase in average occupancy at Village Gardens Apartments is attributable to the improvements in the general rental market.

Results of Operations

The Partnership realized net income of approximately $244,000 for the three months ended January 31, 1999, versus approximately $102,000 for the corresponding period in 1998. The increase in net income is primarily a result of an increase in total revenues and to a lesser extent a decrease in total expenses. Total revenues increased as a result of an increase in both rental income and other income. Rental income increased due to the increase in average occupancy and average rental rates at five of the six properties. Other income increased primarily due to an increase in lease cancellation fees received at Nottingham Square Apartments.

The decrease in total expenses is attributed to a decrease in interest expense and a combination of slight decreases in all other expenses other than operating expense which remained relatively constant. Interest expense decreased as a result of the principal payments made on the debt encumbering all of the Partnership's properties.

Included in general and administrative expenses at both January 31, 1999 and 1998 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with its management of the Partnership. General and administrative expenses remained relatively constant for the three months ended January 31, 1999 and 1998. In addition, costs associated with the quarterly and annual communication with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At January 31, 1999, the Registrant had cash and cash equivalents of approximately $1,409,000 as compared to approximately $2,724,000 at January 31, 1998. The decrease in cash and cash equivalents is due primarily to $2,324,000 of cash used in financing activities and to a lesser extent $158,000 of cash used in investing activities, all of which was partially offset by $775,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by receipts from restricted escrows. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and partner distributions.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $2.4 million in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Village Garden include building painting, swimming pool and roof repairs. Budgeted capital improvements at Nottingham Square include wallcovering and cabinet replacements, electrical upgrades and parking lot repairs. River Reach, Carriage House and Rocky Creek have major landscaping projects planned. Rocky Creek also plans to perform roof repairs and flooring replacements. Carriage House also plans to undertake various exterior building improvements. Foxfire/Barcelona has budgeted for exterior painting, flooring replacement and parking lot and structural repairs. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term. The Registrant has started work on some of these improvements during the three months ended January 31, 1999.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $25,973,000, net of discounts, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $2,100,000 was made to the Partners during the three months ended January 31, 1999. There were no distributions made for the three months ended January 31, 1998. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after anticipated capital improvements, to permit further distributions to its partners in 1999 or subsequent periods.

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

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In this regard, the Corporate General Partner focused on the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K filed in the first quarter of fiscal year 1999:

   None filed during the quarter ended January 31, 1999.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SHELTER PROPERTIES VI

                             By:   Shelter Realty VI Corporation
                                   Corporate General Partner

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President
                                   and Director

                             By:  /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   and Director

                             Date:  March 17, 1999