Form 10QSB
period 1999-04-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1999-06-14
CIK 730013

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

                 For the quarterly period ended April 30, 1999


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES VI
                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 April 30, 1999




Assets

  Cash and cash equivalents                                $  1,815

  Receivables and deposits                                      856

  Restricted escrows                                          1,291

  Other assets                                                  502

  Investment properties:

     Land                                       $  4,950

     Buildings and related personal property      48,861

                                                  53,811

     Less accumulated depreciation               (27,711)    26,100


                                                           $ 30,564

Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                         $    124

  Tenant security deposit liabilities                           228

  Accrued property taxes                                        575

  Other liabilities                                             392

  Mortgage notes payable                                     25,795


Partners' Capital (Deficit)

  General partners'                             $   (310)

  Limited partners' (42,324 units

     issued and outstanding)                       3,760      3,450


                                                           $ 30,564


                 See Accompanying Notes to Financial Statements


b)
                             SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Three Months Ended    Six Months Ended

                                       April 30,           April 30,

                                    1999      1998      1999      1998

Revenues:

  Rental income                    $ 2,501   $ 2,302   $ 4,906   $ 4,651

  Other income                         149       179       362       343

     Total revenues                  2,650     2,481     5,268     4,994

Expenses:

  Operating                          1,086     1,036     2,090     2,039

  General and administrative           105        92       184       173

  Depreciation                         487       495       973       988

  Interest                             584       604     1,170     1,212

  Property taxes                       242       246       461       472

     Total expenses                  2,504     2,473     4,878     4,884

Net income                         $   146   $     8   $   390   $   110

Net income allocated

  to general partners (1%)         $     1   $    --   $     4   $     1

Net income allocated

  to limited partners (99%)            145         8       386       109

                                   $   146   $     8   $   390   $   110

Net income per limited

  partnership unit                 $  3.43   $   .19   $  9.12   $  2.58

Distribution per limited

  partnership unit                 $    --   $    --   $ 49.45   $    --


                 See Accompanying Notes to Financial Statements


c)
                             SHELTER PROPERTIES VI
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited

                                  Partnership   General     Limited

                                     Units     Partners'   Partners'    Total


Original capital contributions      42,324      $     2   $42,324     $42,326


Partners' (deficit) capital

  at October 31, 1998               42,324      $  (307)  $ 5,467     $ 5,160


Net income for the six months

  ended April 30, 1999                  --            4       386         390


 Distribution to partners               --           (7)   (2,093)     (2,100)


 Partners (deficit) capital at

  April 30, 1999                    42,324      $  (310)  $ 3,760     $ 3,450


                 See Accompanying Notes to Financial Statements


d)
                             SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                           Six Months Ended

                                                               April 30,

                                                            1999       1998

Cash flows from operating activities:

  Net income                                              $   390     $   110

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                              973         988

    Amortization of discounts and loan costs                  143         154

    Change in accounts:

      Receivables and deposits                                 58          20

      Other assets                                            (44)         89

      Accounts payable                                       (159)       (271)

      Tenant security deposit liabilities                      19          (3)

      Accrued property taxes                                 (202)        (55)

      Other liabilities                                       131          11

       Net cash provided by operating activities            1,309       1,043

Cash flows from investing activities:

  Property improvements and replacements                     (388)       (463)

  Net withdrawals from (deposits to) restricted escrows       335         (36)

  Insurance proceeds from casualty items                       --         148

       Net cash used in investing activities                  (53)       (351)

Cash flows from financing activities:

  Payments on mortgage notes payable                         (452)       (420)

  Distribution paid to partners                            (2,100)         --

       Net cash used in financing activities               (2,552)       (420)

Net (decrease) increase in cash and cash equivalents       (1,296)        272

Cash and cash equivalents at beginning of period            3,111       2,632

Cash and cash equivalents at end of period               $  1,815    $  2,904

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  1,027    $  1,058


                 See Accompanying Notes to Financial Statements


                             SHELTER PROPERTIES VI
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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


                                                      Six Months Ended

                                                          April 30,

                                                    1999         1998

                                                      (in thousands)


Net cash provided by operating activities          $1,309      $1,043

 Payments on mortgage notes payable                  (452)       (420)

 Property improvements and replacements              (388)       (463)

 Change in restricted escrows, net                    335         (36)

 Changes in reserves for net operating

  liabilities                                         197         209


 Additional reserves                               (1,001)       (333)

Net cash used in operations                        $   --      $   --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $1,001,000 and $333,000 at April 30, 1999 and 1998, respectively, to fund continuing capital improvements at the Partnership's six investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to affiliates of the Corporate General Partner during the six months ended April 30, 1999 and 1998:

                                                             1999       1998
                                                             (in thousands)

Property management fees (included in operating expenses)    $265       $251

   Reimbursements for services of affiliates (included in
   operating and general and administrative expenses and      101        126
   investment properties (1)

(1) Included in reimbursements for services of affiliates for the six months ended April 30, 1999 and 1998, is approximately $2,000 and $19,000 respectively, of construction oversight reimbursements.

During the six months ended April 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $265,000 and $251,000 for the six months ended April 30, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $101,000 and $126,000 for the six months ended April 30, 1999 and 1998, respectively.

NOTE E - CASUALTY ITEMS

During the six months ended April 30, 1998, the Partnership received approximately $148,000 in insurance proceeds, which were accrued at October 31, 1997. Approximately $35,000 of the proceeds were received in the first quarter of 1998, relating to tornado damage at River Reach Apartments in May 1997. A casualty loss of approximately $19,000 resulted and was recorded during the year ended October 31, 1997. Approximately $113,000 of the proceeds were received in the second quarter of 1998, relating to fire damage at Foxfire/Barcelona in April 1997. A casualty gain of approximately $53,000 resulted and was recorded during the quarter ended April 30, 1997.

NOTE F - DISTRIBUTIONS

A cash distribution of approximately $2,100,000 was paid to the partners during the six months ended April 30, 1999. Approximately $1,412,000 ($33.36 per limited partnership unit) was paid from the proceeds of a 1995 property sale and approximately $688,000 ($16.09 per limited partnership unit) was paid from operations. There were no distributions paid or declared during the six months ended April 30, 1998.

NOTE G - SEGMENT REPORTING

Description of the Types of Products and Services from which the Reportable Segment Derives its Revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of six apartment complexes located in five states throughout the United States as follows: one each in Georgia, Iowa, Florida, and Colorado and two in North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of Segment Profit or Loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1998.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segments are investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended April 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

              1999                RESIDENTIAL    OTHER       TOTALS

Rental income                     $   4,906    $     --   $  4,906


Other income                            327          35        362
Interest expense                      1,170          --      1,170
Depreciation                            973          --        973
General and administrative
 expense                                 --         184        184
Segment profit (loss)                   539        (149)       390
Total assets                         29,300       1,264     30,564
Capital expenditures for
 investment properties                  388          --        388


              1998                RESIDENTIAL    OTHER       TOTALS

Rental income                     $  4,651      $    --   $ 4,651
Other income                           282           61       343
Interest expense                     1,212           --     1,212
Depreciation                           988           --       988
General and administrative
 expense                                --          173       173
Segment profit (loss)                  222         (112)      110
Total assets                        29,919        2,742    32,661
Capital expenditures for
 investment properties                 463           --       463

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. These costs have been paid and are included in general and administrative expenses at April 30, 1999. The expense did not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of each of the investment properties for the six months ended April 30, 1999 and 1998:


                                          Average Occupancy

Property                                   1999       1998


Rocky Creek Apartments

    Augusta, Georgia (1)                   92%        89%


Carriage House Apartments


    Gastonia, North Carolina (2)           92%        82%


Nottingham Square Apartments

    Des Moines, Iowa (3)                   93%        85%


Foxfire/Barcelona Apartments

    Durham, North Carolina (4)             96%        91%


River Reach Apartments

    Jacksonville, Florida (5)              94%        97%


Village Gardens Apartments

    Fort Collins, Colorado                 98%        96%



(1) The increase in average occupancy at Rocky Creek Apartments is attributable to improved market conditions in the area combined with property improvements made in order to increase curb appeal.

(2) The increase in average occupancy at Carriage House Apartments is due to an increase in rental concessions and a more aggressive marketing campaign during 1999 in an effort to take advantage of the improved local rental market.

(3) The increase in average occupancy at Nottingham Square Apartments is primarily the result of increased marketing efforts during 1999.

(4) The increase in average occupancy at Foxfire/Barcelona Apartments is due to an increase in corporate unit rentals related to a contract signed with a local hospital for its out-of-town contractors.

(5) The decrease in average occupancy at River Reach Apartments is due to an increase in home purchases as opposed to rentals resulting from lower interest rates in the area combined with an increase in rental rates during 1999.

Results of Operations

The Partnership realized net income of approximately $379,000 for the six months ended April 30, 1999, compared to net income of approximately $110,000 for the corresponding period in 1998. The Partnership realized net income of approximately $135,000 for the three months ended April 30, 1999, compared to net income of approximately $8,000 for the corresponding period in 1998. The increase in net income for the three and six month periods ended April 30, 1999 is primarily attributable to an increase in total revenues slightly offset by an increase in total expenses. Total revenues increased during the three and six month periods ended April 30, 1999 as a result of an increase in rental income and, to a lesser extent, other income, during the six months ended April 30, 1999. Rental income increased due to the increase in average occupancy at five of the Partnership's six investment properties and to the increase in average rental rates at five of the properties (see occupancy discussion above). Other income increased due to the collection of lease cancellation fees primarily at the Partnership's Nottingham property during the first quarter of 1999. The decrease in other income during the three months ended April 30, 1999, is primarily due to decreases in corporate units and in collections of late fees and lease cancellation fees.

The increase in total expenses during the three and six month periods ended April 30, 1999 is attributable primarily to an increase in operating expense and, to a lesser extent, an increase in general and administrative expenses, which was partially offset by a decrease in interest expense and, to a lesser extent, to decreases in depreciation and property tax expense. Operating expense increased primarily due to increases in advertising and administrative expenses related to the Partnership's efforts to increase occupancy. General and administrative expenses increased primarily due to an increase in legal fees partially offset by decreases in general partner reimbursements and professional fees. Interest expense decreased as a result of the principal payments made on the debt encumbering all of the Partnership's properties. Included in general and administrative expenses at both April 30, 1999 and 1998, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communication with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At April 30, 1999, the Partnership had cash and cash equivalents of approximately $1,815,000 as compared to approximately $2,904,000 at April 30, 1998. The decrease in cash and cash equivalents from the year ended October 31, 1998 is approximately $1,296,000 and is due to approximately $2,552,000 of cash used in financing activities and to approximately $53,000 of cash used in investing activities, which was partially offset by approximately $1,309,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of a distribution to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's investment properties are detailed below.

Rocky Creek

During the six months ended April 30, 1999, the Partnership expended approximately $15,000 for capital improvements at Rocky Creek primarily consisting of carpet and appliance replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $134,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, landscaping, roof repairs, and flooring replacements, which are expected to cost approximately $109,000.

Carriage House

During the six months ended April 30, 1999, the Partnership expended approximately $33,000 for capital improvements at Carriage House primarily consisting of floor covering, appliance replacement, and heating and air conditioning upgrades. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $166,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, landscaping and exterior building improvements, which are expected to cost approximately $176,000.

Nottingham Square

During the six months ended April 30, 1999, the Partnership expended approximately $129,000 for capital improvements at Nottingham Square primarily consisting of floor covering, appliance, and cabinet and countertop replacement. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $709,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, wallcovering and cabinet replacements, electrical upgrades, and parking lot repairs, which are expected to cost approximately $750,000.

Foxfire/Barcelona

During the six months ended April 30, 1999, the Partnership expended approximately $49,000 for capital improvements at Foxfire/Barcelona primarily consisting of floor covering, appliance, and cabinet and countertop replacement, and other building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $569,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, exterior painting, flooring replacement, and parking lot and structural repairs, which are expected to cost approximately $608,000.

River Reach

During the six months ended April 30, 1999, the Partnership expended approximately $116,000 for capital improvements at River Reach primarily consisting of floor covering and appliance replacement, interior decoration, wallcovering, air conditioning upgrades, and cabinet and countertop replacement. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $449,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, landscaping, structural repairs, floor covering replacement, air conditioning units, and outdoor lighting, which are expected to cost approximately $472,000.

Village Gardens

During the six months ended April 30, 1999, the Partnership expended approximately $46,000 for capital improvements at Village Garden primarily consisting of floor covering and water heater replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $264,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, building painting, and swimming pool and roof repairs, which are expected to cost approximately $285,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $25,795,000, net of discounts, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

A cash distribution of approximately $2,100,000 was paid to the partners during the six months ended April 30, 1999. Approximately $1,412,000 ($33.36 per limited partnership unit) was paid from the proceeds of a 1995 property sale and approximately $688,000 ($16.09 per limited partnership unit) was paid from operations. There were no distributions paid or declared during the six months ended April 30, 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of AIMCO commenced a tender offer to purchase up to 12,163.27 (28.74% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $331.00 per unit. The offer is scheduled to expire on June 29, 1999, unless extended. It is possible that subsequent to the consummation of this offer, AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to the securities to be issued in an exchange offer has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of April 30, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of May 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of May 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by August 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. These costs have been paid and are included in general and administrative expenses at April 30, 1999. The expense did not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits:

  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)Reports on Form 8-K filed:

  None filed during the quarter ended April 30, 1999.


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


                             SHELTER PROPERTIES VI


                             By:   SHELTER REALTY VI CORPORATION
                                   Corporate General Partner


                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                             Date: May 14, 1999