Form 10QSB
period 1999-07-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 1999-09-14
CIK 730013

FORM 10-QSB  QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                         PART I _ FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                             SHELTER PROPERTIES VI
                                 BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                                 July 31, 1999



Assets
  Cash and cash equivalents                                          $  2,372
  Receivables and deposits                                                887
  Restricted escrows                                                      753
  Other assets                                                            497
Investment properties:
  Land                                                 $  4,950
  Buildings and related personal property                49,426
                                                         54,376
  Less accumulated depreciation                         (28,238)       26,138
                                                                     $ 30,647

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                   $    130
  Tenant security deposit liabilities                                     228
  Accrued property taxes                                                  781
  Other liabilities                                                       256
  Mortgage notes payable                                               25,618

Partners' (Deficit) Capital
  General partners                                    $   (308)
  Limited partners (42,324 units issued and
     outstanding)                                         3,942         3,634

                                                                     $ 30,647

                 See Accompanying Notes to Financial Statements


b)

                             SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                               Three Months Ended          Nine Months Ended
                                    July 31,                   July 31,
                              1999            1998          1999        1998
Revenues:
  Rental income              $2,489          $2,424        $7,395      $7,075
  Other income                  186             163           548         506
     Total revenues           2,675           2,587         7,943       7,581

Expenses:
  Operating                   1,060           1,051         3,150       3,090
  General and
  administrative                 91              68           275         241
  Depreciation                  527             527         1,500       1,515
  Interest                      584             602         1,754       1,814
  Property taxes                229             243           690         715
     Total expenses           2,491           2,491         7,369       7,375

Net income                   $  184          $   96        $  574      $  206

Net income allocated to
  general partners (1%)      $    2          $    1        $    6      $    2
Net income allocated to
  limited partners (99%)        182              95           568         204

                             $  184          $   96        $  574      $  206
Net income per limited
  partnership unit           $ 4.30          $ 2.24        $13.42      $ 4.82

Distributions per
  limited partnership
  unit                       $   --          $   --        $49.45      $   --

                 See Accompanying Notes to Financial Statements


c)

                             SHELTER PROPERTIES VI
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership    General      Limited
                                   Units       Partners    Partners     Total

Original capital contributions     42,324      $     2      $42,324    $42,326

Partners' (deficit) capital at
   October 31, 1998                42,324      $  (307)     $ 5,467    $ 5,160

Net income for the nine months
   ended July 31, 1999                 --            6          568        574

Distribution to partners               --           (7)      (2,093)    (2,100)

Partners' (deficit) capital at
   July 31, 1999                   42,324      $  (308)     $ 3,942    $ 3,634

                 See Accompanying Notes to Financial Statements


d)

                             SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                   July 31,
                                                               1999       1998
Cash flows from operating activities:
   Net income                                               $   574    $   206
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation                                               1,500      1,515
   Amortization of discounts and loan costs                     222        234
   Change in accounts:
      Receivables and deposits                                   27       (217)
      Other assets                                              (63)        58
      Accounts payable                                         (153)      (339)
      Tenant security deposit liabilities                        19          7
      Accrued property taxes                                      4        164
      Other liabilities                                          (5)        43

        Net cash provided by operating activities             2,125      1,671

Cash flows from investing activities:
      Property improvements and replacements                   (953)      (827)
      Net withdrawals from (deposits to) restricted escrows     873        (53)
      Insurance proceeds from casualty items                     --        148

        Net cash used in investing activities                   (80)      (732)

Cash flows from financing activities:
      Payments on mortgage notes payable                       (684)      (637)
      Distribution paid to partners                          (2,100)        --

        Net cash used in financing activities                (2,784)      (637)

Net (decrease) increase in cash and cash equivalents           (739)       302
Cash and cash equivalents at beginning of period              3,111      2,632
Cash and cash equivalents at end of period                  $ 2,372    $ 2,934

Supplemental disclosure of cash flow information:
      Cash paid for interest                                $ 1,533    $ 1,581

                 See Accompanying Notes to Financial Statements


e)

                             SHELTER PROPERTIES VI
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1998.

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

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement of the Partnership (the "Partnership Agreement"). However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                      Nine Months Ended
                                                           July 31,
                                                     1999             1998
                                                        (in thousands)
Net cash provided by operating activities          $ 2,125           $ 1,671
 Payments on mortgage notes payable                   (684)             (637)
 Property improvements and replacements               (953)             (827)
 Change in restricted escrows, net                     873               (53)
 Changes in reserves for net operating
    liabilities                                        171               284
 Additional reserves                                (1,532)             (438)

    Net cash used in operations                    $    --           $    --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $1,532,000 and $438,000 at July 31, 1999 and 1998, respectively, to fund continuing capital improvements and repairs at the Partnership's six investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were charged to expense for each of the nine months ended July 31, 1999 and 1998:

                                              1999       1998
                                               (in thousands)

Property management fees (included in
  operating expenses)                         $402       $380
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                  147        187

During the nine months ended July 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $402,000 and $380,000 for the nine months ended July 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $147,000 and $187,000 for the nine months ended July 31, 1999 and 1998, respectively. Included in such costs for the nine months ended July 31, 1999 and 1998, is approximately $10,000 and $31,000, respectively, of construction oversight costs.

NOTE E - CASUALTY ITEMS

During the nine months ended July 31, 1998, the Partnership received approximately $148,000 in insurance proceeds which were accrued at October 31, 1997. Approximately $35,000 of the proceeds were received in the first quarter of 1998, relating to tornado damage at River Reach Apartments in May 1997. A casualty loss of approximately $19,000 was recorded during the year ended October 31, 1997. Approximately $113,000 of the proceeds were received in the second quarter of 1998, relating to fire damage at Foxfire/Barcelona in April 1997. A casualty gain of approximately $53,000 was recorded during the quarter ended April 30, 1997.

NOTE F - DISTRIBUTIONS

A cash distribution of approximately $2,100,000 was paid to the partners during the nine months ended July 31, 1999. Approximately $1,412,000 ($33.36 per limited partnership unit) was paid to the limited partners from the proceeds of a 1995 property sale and approximately $688,000 (approximately $681,000 to the limited partners, $16.09 per limited partnership unit) was paid from operations. There were no distributions paid or declared during the nine months ended July 31, 1998.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties consisting of six apartment complexes located in five states throughout the United States as follows: one each in Georgia, Iowa, Florida, and Colorado, and two in North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1998.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended July 31, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential      Other       Totals

Rental income                           $ 7,395       $    --     $ 7,395
Other income                                504            44         548
Interest expense                          1,754            --       1,754
Depreciation                              1,500            --       1,500
General and administrative expense           --           275         275
Segment profit (loss)                       805          (231)        574
Total assets                             29,614         1,033      30,647
Capital expenditures for investment
  properties                                953            --         953

                1998                  Residential      Other       Totals

Rental income                           $ 7,075       $    --     $ 7,075
Other income                                416            90         506
Interest expense                          1,814            --       1,814
Depreciation                              1,515            --       1,515
General and administrative expense           --           241         241
Segment profit (loss)                       357          (151)        206
Total assets                             30,184         2,605      32,789
Capital expenditures for investment
  properties                                827            --         827

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner, and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended July 31, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                       1999          1998

Rocky Creek Apartments
  Augusta, Georgia                             91%           89%

Carriage House Apartments
  Gastonia, North Carolina (1)                 93%           85%

Nottingham Square Apartments
  Des Moines, Iowa (1)                         94%           87%

Foxfire/Barcelona Aparments
  Durham, North Carolina (2)                   96%           91%

River Reach Apartments
  Jacksonville, Florida (3)                    95%           98%

Village Gardens Apartments
  Fort Collins, Colorado (1)                   98%           95%

(1) The increase in average occupancy at Carriage House Apartments, Nottingham Square Apartments, and Village Gardens Apartments is due to a more aggressive marketing campaign during 1999.

(2) The increase in average occupancy at Foxfire/Barcelona Apartments is due to an increase in corporate unit rentals related to a contract signed with a local hospital for its out-of-town contractors.

(3) The decrease in average occupancy at River Reach Apartments is due to an increase in home purchases resulting from lower interest rates during 1999.

Results of Operations

The Partnership realized net income of approximately $574,000 for the nine months ended July 31, 1999, compared to net income of approximately $206,000 for the corresponding period in 1998. The Partnership realized net income of approximately $184,000 for the three months ended July 31, 1999, compared to net income of approximately $96,000 for the corresponding period in 1998. The increase in net income for the three and nine month periods ended July 31, 1999, is primarily attributable to an increase in total revenues and a slight decrease in total expenses for the nine months ended July 31, 1999. Total revenues increased during the three and nine month periods ended July 31, 1999, as a result of increases in rental income and other income during the same periods. Rental income increased due to the increase in average occupancy at five of the Partnership's six investment properties (see occupancy discussion above) and to the increase in average rental rates at five of the properties. Other income increased due to the collection of lease cancellation fees and laundry income primarily at the Partnership's Nottingham property during the first quarter of 1999.

The decrease in total expenses during the nine month period ended July 31, 1999, is attributable to a decrease in interest and property tax expenses which were substantially offset by an increase in operating expense and general and administrative expenses. Interest expense decreased as a result of the principal payments made on the debt encumbering all of the Partnership's properties. Property tax expense decreased due to an overaccrual of expenses in 1998. Operating expense increased primarily due to increases in property and administrative expenses related to the Partnership's efforts to increase occupancy. General and administrative expenses increased primarily due to an increase in legal fees primarily due to a lawsuit settlement previously disclosed in the Partnership's Form 10-QSB as of April 30, 1999, and was partially offset by decreases in general partner reimbursements. Total expenses for the three month period ended July 31, 1999, as compared to the three month period ended July 31, 1998, remained constant as the increase in operating expense and general and administrative expenses were offset by the decrease in interest and property tax expenses. Included in general and administrative expenses at both July 31, 1999 and 1998, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communication with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At July 31, 1999, the Partnership had cash and cash equivalents of approximately $2,372,000 as compared to approximately $2,934,000 at July 31, 1998. The decrease in cash and cash equivalents from the year ended October 31, 1998 is approximately $739,000 and is due to approximately $2,784,000 of cash used in financing activities and to approximately $80,000 of cash used in investing activities, which was partially offset by approximately $2,125,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was offset by net receipts from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal, and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Rocky Creek

During the nine months ended July 31, 1999, the Partnership expended approximately $26,000 for capital improvements at Rocky Creek primarily consisting of floor covering, landscaping, structural improvements, and appliance replacement. These improvements were funded from partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $134,000 of capital improvements over the next few years. The Partnership has budgeted for, but is not limited to, capital improvements of approximately $109,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, roof repairs, and flooring replacements.

Carriage House

During the nine months ended July 31, 1999, the Partnership expended approximately $67,000 for capital improvements at Carriage House primarily consisting of floor covering, electrical upgrades, appliance replacement, and heating and air conditioning upgrades. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $166,000 of capital improvements over the next few years. The Partnership has budgeted for, but is not limited to, capital improvements of approximately $176,000 for 1999 at this property which include certain of the required improvements and consist of landscaping and exterior building improvements.

Nottingham Square

During the nine months ended July 31, 1999, the Partnership expended approximately $219,000 for capital improvements at Nottingham Square primarily consisting of floor covering, appliance, and cabinet and countertop replacement. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $709,000 of capital improvements over the next few years. The Partnership has budgeted for, but is not limited to, capital improvements of approximately $750,000 for 1999 at this property which include certain of the required improvements and consist of wall covering and cabinet replacements, electrical upgrades, and parking lot improvements.

Foxfire/Barcelona

During the nine months ended July 31, 1999, the Partnership expended approximately $208,000 for capital improvements at Foxfire/Barcelona primarily consisting of floor covering, appliance, and cabinet and countertop replacement, pool enhancements, painting, and other building improvements. These improvements were funded from Partnership reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $569,000 of capital improvements over the next few years. The Partnership has budgeted for, but is not limited to, capital improvements of approximately $608,000 for 1999 at this property which include certain of the required improvements and consist of exterior painting, flooring replacement, and parking lot and structural upgrades.

River Reach

During the nine months ended July 31, 1999, the Partnership expended approximately $166,000 for capital improvements at River Reach primarily consisting of floor covering, appliance replacement, interior decoration, wall covering, air conditioning upgrades, landscaping, and cabinet and countertop replacement. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $449,000 of capital improvements over the next few years. The Partnership has budgeted for, but is not limited to, capital improvements of approximately $472,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, structural repairs, floor covering replacement, air conditioning units, and outdoor lighting.

Village Gardens

During the nine months ended July 31, 1999, the Partnership expended approximately $267,000 for capital improvements at Village Gardens primarily consisting of floor covering, structural improvements, recreation facility improvements, painting, swimming pool enhancements, and water heater replacements. These improvements were funded from Partnership reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $264,000 of capital improvements over the next few years. The Partnership has budgeted for, but is not limited to, capital improvements of approximately $285,000 for 1999 at this property which include certain of the required improvements and consist of building painting and swimming pool and roof enhancements.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $25,618,000, net of discounts, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

A cash distribution of approximately $2,100,000 was paid to the partners during the nine months ended July 31, 1999. Approximately $1,412,000 ($33.36 per limited partnership unit) was paid from the proceeds of a 1995 property sale and approximately $688,000 ($16.09 per limited partnership unit) was paid from operations. There were no distributions paid or declared during the nine months ended July 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,163.27 units of limited partnership interest in the Partnership (28.74% of the total outstanding units) for a purchase price of $331 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 486.00 units. As a result, AIMCO and its affiliates currently own 15,935.00 units of limited partnership interest in the Partnership representing 37.65% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of July 31, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of July 31, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan was to move accounts from any institution that could not be certified Year 2000 compliant by September 1, 1999. All financial institutions have communicated that they are Year 2000 complaint and accordingly no accounts were required to be moved from the existing financial institutions.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

               b)   Reports on Form 8-K filed:

                    None filed during the quarter ended July 31, 1999.


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



                                 SHELTER PROPERTIES VI

                                 By:     Shelter Realty VI Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President
                                         and Controller

                                 Date:    September 13, 1999