Form 10KSB
period 1999-10-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2000-02-11
CIK 730013

February    , 2000


United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Shelter Properties VI
      Form 10-KSB
      File No. 0-13261

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended October 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Sincerely,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                    Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                     For the fiscal year ended October 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _________to _________

                           Commission file number 0-13261

                               SHELTER PROPERTIES VI
                   (Name of small business issuer in its charter)

      South Carolina                                          57-0755618
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                           Identification No.)

                           55 Beattie Place, PO Box 1089
                          Greenville, South Carolina 29602
                      (Address of principal executive offices)

                                   (864) 239-1000
                             Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                        None

           Securities registered under Section 12(g) of the Exchange Act:

                             Limited Partnership Units
                             -------------------------
                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No___

State issuer's revenues for its most recent fiscal year.  $10,729,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                    -------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

                                        None

                                      PART I

Item 1.     Description of Business

Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The Registrant is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired eight existing apartment properties. The Registrant continues to own and operate six of these properties. See "Item 2. Description of Properties." The property management services are performed at the Partnership's properties by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. The property management services are performed at the Partnership's properties by AIMCO.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for apartment properties owned by the Partnership and the rents that may be charged for such properties. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, they own an insignificant percentage of the total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand of similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction had had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                 Date of
Property                         Purchase      Type of Ownership          Use

Rocky Creek Apartments           06/29/84     Fee ownership subject    Apartment
  Augusta, Georgia                            to first and second      120 units
                                              mortgages

Carriage House Apartments        06/29/84     Fee ownership subject    Apartment
  Gastonia, North Carolina                    to first and second      102 units
                                              mortgages

Nottingham Square Apartments     08/31/84     Fee ownership subject    Apartment
  Des Moines, Iowa                            to first and second      442 units
                                              mortgages

Foxfire Apartments/              09/30/84     Fee ownership subject    Apartment
Barcelona Apartments             03/28/85     to first and second      354 units
  Durham, North Carolina                      mortgages

River Reach Apartments           01/30/85     Fee ownership subject    Apartment
  Jacksonville, Florida                       to first and second      298 units
                                              mortgages

Village Garden Apartments        03/01/85     Fee ownership subject    Apartment
  Fort Collins, Colorado                      to first and second      141 units
                                              mortgages

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                   Gross
                  Carrying   Accumulated                             Federal
Property            Value    Depreciation     Rate       Method     Tax Basis
--------            -----    ------------     ----       ------     ---------
                       (in thousands)                             (in thousands)

Rocky Creek       $ 4,630     $ 2,392      5-35 yrs       SL        $   882

Carriage House      4,022       2,379      5-27 yrs       SL            492

Nottingham Square  15,207       8,008      5-29 yrs       SL          4,211

Foxfire/Barcelona  12,298       6,418      5-31 yrs       SL          3,619

River Reach        14,569       7,598      5-27 yrs       SL          3,792

Village Garden      4,432       2,108      5-30 yrs       SL          1,486
                   ------      ------                                ------

                  $55,158     $28,903                               $14,482
                   ======      ======                                ======

See "Note A" to financial statements in "Item 7" for a description of the Partnership's depreciation policy and "Note I" for change in accounting principle.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                    Principal                                      Principal
                    Balance At                                      Balance
                    October 31,  Interest   Period    Maturity      Due At
Property               1999        Rate    Amortized    Date      Maturity(2)
--------               ----        ----    ---------    ----      -----------
                  (in thousands)                                 (in thousands)
Rocky Creek
  1st mortgage       $ 1,991      7.60%      (1)       11/15/02     $ 1,737
   2nd mortgage           74      7.60%      (1)       11/15/02          74

Carriage House
  1st mortgage         1,836      7.60%      (1)       11/15/02       1,601
  2nd mortgage            68      7.60%      (1)       11/15/02          68

Nottingham Square
  1st mortgage         7,188      7.60%      (1)       11/15/02       6,268
  2nd mortgage           268      7.60%      (1)       11/15/02         268

Foxfire/Barcelona
  1st mortgage         5,195      7.60%      (1)       11/15/02       4,531
  2nd mortgage           193      7.60%      (1)       11/15/02         193

River Reach
  1st mortgage         6,754      7.60%      (1)       11/15/02       5,890
  2nd mortgage           252      7.60%      (1)       11/15/02         252

Village Garden
  1st mortgage         2,338      7.60%      (1)       11/15/02       2,039
  2nd mortgage            87      7.60%      (1)       11/15/02          87
                      ------                                         ------
                      26,244                                        $23,008
                      ======

Less unamortized
  discount              (811)
                      ------
                     $25,433

(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                  Average Annual                Average Annual
                                   Rental Rates                   Occupancy
                                   ------------                   ---------
                                    (per unit)
                                1999            1998          1999         1998
                                ----            ----          ----         ----

 Rocky Creek                   $7,051          $6,886         92%           89%
 Carriage House                 7,561           7,352         93%           86%
 Nottingham Square              6,929           6,724         94%           88%
 Foxfire/Barcelona              7,325           7,219         96%           92%
 River Reach                    8,569           8,242         95%           97%
 Village Garden                 8,139           7,806         97%           96%

The Corporate General Partner attributes the increase in occupancy at Rocky Creek to an increase in marketing efforts and the use of concessions. The increase in occupancy at Carriage House is attributed to extensive marketing and attention to renewals. The increase in occupancy at Nottingham Square is attributed to an increase in marketing efforts and physical improvements made to the property. The increase in occupancy at Foxfire/Barcelona is attributed to renting the corporate units to a construction company building a hospital in the area. Rental rates, at all the properties, increased during the twelve months ended October 31, 1999.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No individual tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were as follows:

                                    1999             1999
                                 Billing(1)          Rate
                                 ----------          ----
                               (in thousands)

Rocky Creek                        $ 40              2.82%
Carriage House                       40              1.30%
Nottingham Square                   434              3.22%
Foxfire/Barcelona                   163              1.61%
River Reach                         221              2.07%
Village Garden                       47              8.79%

(1) Due to these properties having a fiscal year different than the real estate tax year, tax expense, as stated in the Partnership's Statement of Operations, does not agree to the 1999 billings.

Capital Improvements

Rocky Creek

During the twelve months ended October 31, 1999, the Partnership expended approximately $39,000 for capital improvements at Rocky Creek primarily consisting of floor covering, appliance replacement, landscaping, and structural improvements. These improvements were funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House

During the twelve months ended October 31, 1999, the Partnership expended approximately $128,000 for capital improvements at Carriage House primarily consisting of floor covering, exterior painting, electrical upgrades, and heating and air conditioning upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $31,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square

During the twelve months ended October 31, 1999, the Partnership expended approximately $286,000 for capital improvements at Nottingham Square primarily consisting of floor covering, heating and air conditioning upgrades, cabinet and countertop replacement, and other building improvements. These improvements were funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $133,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Foxfire/Barcelona

During the twelve months ended October 31, 1999, the Partnership expended approximately $498,000 for capital improvements at Foxfire/Barcelona primarily consisting of building and parking lot enhancements, floor covering, and pool enhancements. These improvements were funded from Partnership reserves and operating cash flows. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $106,000.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach

During the twelve months ended October 31, 1999, the Partnership expended approximately $213,000 for capital improvements at River Reach primarily consisting of floor covering, appliance replacement, interior decoration, air conditioning upgrades, and landscaping. These improvements were funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $89,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens

During the twelve months ended October 31, 1999, the Partnership expended approximately $318,000 for capital improvements at Village Gardens primarily consisting of floor covering, structural improvements, recreation facility improvements, swimming pool enhancements, exterior painting, and water heater replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $42,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners
            -------------------------------------------

During the fiscal quarter ended October 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                      PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units aggregating $42,324,000 inclusive of 100 units purchased by the Corporate General Partner. The Partnership currently has 1,920 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 16,519 units or 39.03% at October 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended October 31, 1998 and 1999, as well as for the subsequent period from November 1, 1999 to January 27, 2000:

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit
                                        ---------        ----------------
                                      (in thousands)

        11/1/97 - 10/31/98                     --                 --

        11/1/98 - 10/31/99             $2,100,000 (1)         $49.45

        11/1/99 - 1/27/00                $428,000 (2)         $10.02


(1) Consists of $688,000 of cash from operations and $1,412,000 of cash from previously undistributed surplus funds from a 1995 property sale.

(2)   Distribution was made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in fiscal year 2000 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. The reserve accounts are currently fully funded. See
"Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, at October 31, 1999, AIMCO and its affiliates own 16,519 units of limited partnership units in the Partnership representing 39.03% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the General Partners acquired an additional 7,109 units, or 16.80%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended October 31, 1999, was approximately $899,000 as compared to approximately $322,000 for the year ended October 31, 1998. (See "Item 7. Financial Statements, Note D - Income Taxes" for a reconciliation of these amounts to the Registrant's federal taxable income
(loss).) The increase in net income was due to an increase in total revenues and a cumulative effect on prior years of a change in accounting principle which was partially offset by a increase in total expenses.

Total revenues increased due to increases in rental income and other income. The increase in rental income is primarily attributable to an increase in occupancy at all of the Registrant's properties, with the exception of a small decrease at River Reach, which was combined with increases in rental rates at all the Registrant's investment properties. The increase in other income is primarily due to an increase in telephone and lease cancellation fees.

The increase in total expenses during the twelve month period ended October 31, 1999, is attributable to an increase in operating expense, general and administrative expenses and depreciation expense which were substantially offset by a decrease in interest and property tax expenses. Operating expense increased primarily due to increases in property and administrative expenses related to the Partnership's efforts to increase occupancy. General and administrative expenses increased primarily due to an increase in legal fees due to a lawsuit settlement previously disclosed in the Partnership's Form 10-QSB as of April 30, 1999, and was partially offset by decreases in general partner reimbursements. Included in general and administrative expenses at both October 31, 1999 and 1998, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communication with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included. The increase in depreciation expense is due to the capital improvements and replacements in the last twelve months. Interest expense decreased as a result of the principal payments made on the debt encumbering all of the Partnership's properties. Property tax expense decreased due to the timing of the receipt of tax bills.

Effective November 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase income before the change by approximately $186,000. The cumulative effect adjustment of approximately $253,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

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

Liquidity and Capital Resources

At October 31, 1999, the Registrant had cash and cash equivalents of approximately $2,813,000 as compared to approximately $3,111,000 at October 31, 1998. The decrease in cash and cash equivalents is due to approximately $612,000 of cash used in investing activities and approximately $3,020,000 of cash used in financing activities, which was offset by approximately $3,334,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and replacements and was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments on the mortgages encumbering the Registrant's properties and partner distributions. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted by the Partnership is expected to be approximately $437,000 in capital improvements for all of the Partnership's properties in fiscal year 2000. The capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $25,433,000, net of discount, is amortized over 257 months with a balloon payment of approximately $23,008,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended October 31, 1999, the Partnership made a distribution of approximately $2,100,000, consisting of approximately $688,000 (approximately $681,000, or $16.09 per Unit, to the limited partners) of cash from operations and approximately $1,412,000 (or $33.36 per Unit) to the limited partners of cash from previously undistributed surplus funds from a fiscal year 1995 property sale. The Partnership did not make any distributions for the fiscal year ended October 31, 1998. The Partnership declared and paid a distribution of approximately $428,000 (approximately $424,000, or $10.02 per unit, to the limited partners) of cash from operations subsequent to October 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in fiscal year 2000 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. The reserve accounts are currently fully funded.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, at October 31, 1999, AIMCO and its affiliates own 16,519 units of limited partnership units in the Partnership representing 39.03% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the General Partners acquired an additional 7,109 units, or 16.80%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Subsequent Event

On January 3, 2000, the Partnership elected to change its fiscal year end from October 31 to December 31, effective for the period ending December 31, 1999.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. As of February 7, 2000, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - October 31, 1999

      Statements of Operations - Years ended October 31, 1999 and 1998

      Statements of Changes in Partners' (Deficit) Capital - Years ended October 31, 1999 and 1998

      Statements of Cash Flows - Years ended October 31, 1999 and 1998

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Shelter Properties VI

We have audited the accompanying balance sheet of Shelter Properties VI as of October 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended October 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at October 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective November 1, 1998.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 7, 2000

                               SHELTER PROPERTIES VI

                                   BALANCE SHEET
                          (in thousands, except unit data)

                                  October 31, 1999



Assets

   Cash and cash equivalents                                             $ 2,813
   Receivables and deposits                                                  751
   Restricted escrows                                                        756
   Other assets                                                              484
   Investment properties (Notes C and F):
      Land                                                    $ 4,950
      Buildings and related personal property                   50,208
                                                                ------
                                                                          55,158

      Less accumulated depreciation                            (28,903)   26,255
                                                                ------    ------
                                                                         $31,059

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                      $   219
   Tenant security deposit liabilities                                       214
   Accrued property taxes                                                    766
   Other liabilities                                                         468
   Mortgage notes payable (Note C)                                        25,433

Partners' (Deficit) Capital
   General partners                                            $ (305)
   Limited partners (42,324 units issued and
      outstanding)                                               4,264     3,959
                                                             -   -----  -  -----
                                                                        $ 31,059

                   See Accompanying Notes to Financial Statements

                               SHELTER PROPERTIES VI

                              STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                         Years Ended October 31,
                                                            1999         1998
                                                            ----         ----
Revenues:
   Rental income                                           $ 9,972     $ 9,512
   Other income                                                757         704
                                                            ------      ------
      Total revenues                                        10,729      10,216
                                                            ------      ------

Expenses:
   Operating                                                 4,295       4,219
   General and administrative                                  399         325
   Depreciation                                              2,165       1,987
   Interest                                                  2,331       2,410
   Property taxes                                              893         953
                                                            ------      ------
      Total expenses                                        10,083       9,894
                                                            ------      ------

Income before cumulative effect of a change in
   accounting principle                                        646         322
Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping (Note I)                                  253          --
                                                            ------      ------

Net income (Note D)                                        $   899     $   322
                                                            ======      ======

Net income allocated to general partners (1%)              $     9     $     3

Net income allocated to limited partners (99%)                 890         319
                                                            ------      ------

                                                           $   899     $   322
                                                            ======      ======

Net income per limited partnership unit:
   Income before cumulative effect of a change in
      accounting principle                                 $ 15.11     $  7.54
   Cumulative effect on prior years of a change in
      accounting for the cost of exterior painting and
      major landscaping                                       5.92          --
                                                            ------      ------

Net income                                                 $ 21.03     $  7.54
                                                            ======      ======

Distribution per limited partnership unit                  $ 49.45     $    --
                                                            ======      ======

Proforma   amounts   assuming   the  new   accounting   principle   was  applied
retroactively:

      Net income                                           $   646     $   350
                                                            ======      ======
      Net income per limited partnership unit              $ 15.11     $  8.19
                                                            ======      ======


                   See Accompanying Notes to Financial Statements

                               SHELTER PROPERTIES VI

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                      Limited
                                    Partnership    General    Limited
                                       Units       Partners   Partners    Total

Original capital contributions        42,324      $     2     $42,324   $42,326
                                      ======       ======      ======    ======

Partners' (deficit) capital
   at October 31, 1997                42,324      $  (310)    $ 5,148   $ 4,838

Net income for the year ended
   October 31, 1998                       --            3         319       322
                                      ------       ------      ------    ------

Partners' (deficit) capital at
   October 31, 1998                   42,324         (307)      5,467     5,160

Distribution to partners                               (7)     (2,093)   (2,100)

Net income for the year
   ended October 31, 1999                 --            9         890       899
                                      ------       ------      ------    ------

Partners' (deficit) capital
   at October 31, 1999                42,324      $  (305)    $ 4,264   $ 3,959
                                      ======       ======      ======    ======


                   See Accompanying Notes to Financial Statements

                               SHELTER PROPERTIES VI

                              STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                          Year Ended October 31,
                                                             1999        1998

Cash flows from operating activities:
  Net income                                               $   899      $   322
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                              2,165        1,987
   Amortization of discounts and loan costs                    296          311
   Cumulative effect on prior years of change in
      accounting principle                                    (253)          --
   Change in accounts:
      Receivables and deposits                                 163         (198)
      Other assets                                             (73)          60
      Accounts payable                                         (64)        (233)
      Tenant security deposit liabilities                        5           16
      Accrued taxes                                            (11)         161
      Other liabilities                                        207           32
                                                            ------       ------

          Net cash provided by operating activities          3,334        2,458
                                                            ------       ------

Cash flows from investing activities:
  Property improvements and replacements                    (1,482)      (1,214)
  Net withdrawals from (deposits to) restricted escrows        870          (68)
  Net insurance proceeds from casualty loss                     --          159
                                                            ------       ------

          Net cash used in investing activities               (612)      (1,123)
                                                            ------       ------

Cash flows from financing activities:
  Payments on mortgage notes payable                          (920)        (856)
  Distribution to partners                                  (2,100)          --
                                                            ------       ------

          Net cash used in financing activities             (3,020)        (856)
                                                            ------       ------

Net (decrease) increase in cash and cash equivalents          (298)         479

Cash and cash equivalents at beginning of the year           3,111        2,632
                                                            ------       ------

Cash and cash equivalents at end of year                   $ 2,813      $ 3,111
                                                            ======       ======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 2,036      $ 2,100
                                                            ======       ======


                   See Accompanying Notes to Financial Statements

                               SHELTER PROPERTIES VI

                            Note to Financial Statements

                                  October 31, 1999


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates six apartment properties located in the South, Midwest and West.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash from (used by) operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Years Ended October 31,
                                                       1999           1998
                                                       ----           ----
                                                          (in thousands)

Net cash provided by operating activities            $ 3,334         $ 2,458
   Payments on mortgage notes payable                   (920)           (856)
   Property improvements and replacements             (1,482)         (1,214)
   Changes in reserves for net operating
      liabilities                                       (227)            162
   Changes in restricted escrows, net                    870             (68)
   Additional operating reserves                      (1,147)           (482)
                                                      ------            ----
      Net cash provided by operations                 $ 428            $ 0
                                                       ====             ==

The Corporate General Partner reserved approximately $1,147,000 and $482,000 on October 31, 1999 and 1998, respectively, to fund capital improvements and repairs at its properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. During the year ended October 31, 1999, the Partnership made a distribution of approximately $2,100,000, consisting of approximately $688,000 (approximately $681,000 or $16.09 per Unit, to the limited partners) of cash from operations and approximately $1,412,000 (or $33.36 per Unit) to the limited partners of cash from previously undistributed surplus funds from a fiscal year 1995 property sale. The Partnership declared and paid a distribution of approximately $428,000 (approximately $424,000, or $10.02 per unit to the limited partners) of cash from operations subsequent to October 31, 1999. The Partnership did not make any distributions for the fiscal year ended October 31, 1998.

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling price of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $583,000 to $1,457,000. As of October 31, 1999, the Partnership has deposits of approximately $755,000 in its Reserve Account.

Undistributed Net Proceeds from Disposition: Undistributed net proceeds from dispositions in prior years totaled $1,412,000 at October 31, 1998. This amount was fully distributed during the first fiscal quarter of 1999.

Allocation of Profits, Gains, and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property dispositions, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' capital for 1999 and 1998 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 42,324 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows: In relation to the mortgages at all six properties, the mortgage lenders have required a "Replacement Reserve" for certain capital improvements. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until the accounts equal the minimum balance of $400 and a maximum balance of $1,000 per apartment unit for each respective property. The minimum balance of $400 per apartment unit has currently been attained; however, the maximum balance of $1,000 per apartment unit has not been attained. At October 31, 1999, the balance was approximately $756,000.

Other Reserves: The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1999 and 1998 were a decrease of approximately $227,000 and an increase of approximately $162,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Investment Properties: Investment properties consist of six apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended October 31, 1999 and 1998.

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

Effective November 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see "Note I").

Loan Costs: Loan costs of approximately $943,000, less accumulated amortization of approximately $651,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $157,000 and $134,000 for the years ended October 31, 1999 and 1998, respectively.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction had had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                    Principal      Monthly                          Principal
                    Balance At     Payment     Stated                Balance
                    October 31,   Including   Interest  Maturity      Due At
Property               1999        Interest     Rate      Date       Maturity
--------               ----        --------     ----      ----       --------
                         (in thousands)                           (in thousands)

Rocky Creek
 1st mortgage        $ 1,991       $ 19        7.60%    11/15/02      $ 1,737
 2nd mortgage             74         (a)       7.60%    11/15/02           74

Carriage House
 1st mortgage          1,836         17       7.60%    11/15/02        1,601
 2nd mortgage             68         (a)      7.60%    11/15/02           68

Nottingham Square
 1st mortgage          7,188         68       7.60%    11/15/02        6,268
 2nd mortgage            268          2       7.60%    11/15/02          268

Foxfire/Barcelona
 1st mortgage          5,195         49       7.60%    11/15/02        4,531
 2nd mortgage            193          1       7.60%    11/15/02          193

River Reach
 1st mortgage          6,754         64       7.60%    11/15/02        5,890
 2nd mortgage            252          2       7.60%    11/15/02          252

Village Garden
 1st mortgage          2,338         22       7.60%    11/15/02        2,039
 2nd mortgage             87          1       7.60%    11/15/02           87
                      ------       ----                               ------
                      26,244      $ 245                              $23,008
                        ====                                          ======

Less unamortized discounts         (811)
                                -------

Total                           $25,433
                                 ======

(a)   Monthly payment including interest is less than $1,000.

The Partnership exercised interest rate buy-down options for the six properties when the debt was refinanced in 1992, thereby, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $2,433,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes could not be prepaid prior to November 15, 1997, thereafter, prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The estimated fair values of the Partnership's aggregate debt is approximately $26,244,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1999 are as follows (in thousands):

                                     2000      $   998
                                     2001        1,076
                                     2002        1,161
                                     2003       23,009
                                                ------
                                               $26,244

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                             1999         1998

Net income as reported                      $ 899         $ 322
Add (deduct):
     Amortization of present value
       discounts                                9            (2)
     Depreciation differences                (264)         (333)
     Change in prepaid rental income           69           (44)
     Cumulative effect on prior years
       of a change in accounting
       principle                             (253)           --
     Other                                      9            20
                                             ----          ----

Federal taxable income (loss)               $ 469         $ (37)
                                             ====          ====

Federal taxable income (loss) per
     limited partnership unit              $ 10.96       $ (.87)
                                            ======        =====

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net assets as reported                   $  3,959
            Land and buildings                          3,379
            Accumulated depreciation                  (15,151)
            Syndication                                 5,286
            Other                                         160
                                                      -------

            Net liabilities - tax basis              $ (2,367)
                                                      =======

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred during the years ended October 31, 1999 and 1998:

                                                              1999       1998
                                                              ----       ----
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                      $ 543      $ 512

   Reimbursement for services of affiliates
     (included in operating, general and
     administrative expenses, and investment
     properties)                                               204        240

During the years ended October 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of the gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $543,000 and $512,000 for the years ended October 31, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expense amounting to approximately $204,000 and $240,000 for the years ended October 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, at October 31, 1999, AIMCO and its affiliates own 16,519 units of limited partnership units in the Partnership representing 39.03% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the General Partners acquired an additional 7,109 units, or 16.80%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               --------------
                                               (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
       Description          Encumbrances     Land      Property     Acquisition
       -----------          ------------     ----      --------     -----------
                           (in thousands)                         (in thousands)

Rocky Creek                   $ 2,065        $ 168     $ 3,821         $ 641
Carriage House                  1,904           166      3,038            818
Nottingham Square               7,456         1,133      9,980          4,094
Foxfire/Barcelona               5,388         1,191      9,998          1,109
River Reach                     7,006         1,872     10,854          1,843
Village Garden                  2,425           420      3,050            962
                               -----         ------     ------          -----

Totals                        $26,244       $ 4,950    $40,741        $ 9,467
                               ======        ======     ======         ======


                               Gross Amount At Which Carried

                                    At October 31, 1999
                                    -------------------
                                       (in thousands)



                                 Buildings
                                    And

                                  Related                      Date of            Depreciable
                                  Personal        Accumulated Construc-   Date      Life-
       Description         Land   Property Total  Depreciation  tion    Acquired    Years

Rocky Creek Apartments
Augusta, Georgia          $   168 $ 4,462  $ 4,630   $ 2,392     1979    06/29/84    5-35

Carriage House Apartments
Gastonia, North Carolina      166   3,856    4,022     2,379   1970-1971 06/29/84    5-27

Nottingham Square
Apartments
Des Moines, Iowa            1,133  14,074   15,207     8,008     1972    08/31/84    5-29

Foxfire/Barcelona
Apartments
Durham, North Carolina      1,191  11,107   12,298     6,418     1973    03/28/85    5-29

                                                                 1975    09/30/84    5-31
River Reach Apartments
Jacksonville, Florida       1,872  12,697   14,569     7,598     1971    01/30/85    5-27

Village Garden Apartments
Fort Collins, Colorado        420   4,012    4,442     2,108     1974    03/01/85    5-30
                           ------  ------   ------    ------

         Totals           $ 4,950 $50,208  $55,158   $28,903
                           ======  ======   ======    ======


Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                                   Years Ended October 31,
                                                     1999          1998
                                                     ----          ----
         Investment Properties

         Balance at beginning of year              $53,423       $52,209
             Property improvements                   1,482         1,214
             Cumulative effect on prior
               years of change in accounting
               principle                               253            --
                                                    ------        ------
         Balance at end of year                    $55,158       $53,423
                                                    ======        ======

         Accumulated Depreciation

         Balance at beginning of year              $26,738       $24,751
             Additions charged to expense            2,088         1,987
             Cumulative effect on prior
               years of change in accounting
               principle                                77            --
                                                    ------        ------
         Balance at end of year                    $28,903       $26,738
                                                    ======        ======

The aggregate cost of the real estate for Federal income tax purposes at October 31, 1999 and 1998 is approximately $58,536,000 and approximately $57,054,000, respectively. The accumulated depreciation taken for Federal income tax purposes at October 31, 1999 and 1998 is approximately $44,054,000 and approximately $41,625,000, respectively.

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

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended October 31, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $ 9,972         $ --      $ 9,972
Other income                                  704            53         757
Interest expense                            2,331            --       2,331
Depreciation                                2,165            --       2,165
General and administrative expense             --           399         399
Cumulative effect on prior years
  of change in accounting
  principle                                   253            --         253
Segment profit (loss)                       1,245          (346)        899
Total assets                               30,054         1,005      31,059
Capital expenditures for investment
  properties                                1,482            --       1,482


                 1998                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $ 9,512         $ --      $ 9,512
Other income                                  574           130         704
Interest expense                            2,410            --       2,410
Depreciation                                1,987            --       1,987
General and administrative expense             --           325         325
Segment profit (loss)                         517          (195)        322
Total assets                               29,421         3,419      32,840
Capital expenditures for investment
  properties                               1,214             --       1,214


Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective November 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase income before the change by approximately $186,000 ($4.35 per limited partnership unit). The cumulative effect adjustment of approximately $253,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The pro forma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                                  Increase/(Decrease) in      Per limited
                                        Net income          partnership unit
                                        ----------          ----------------

         First Quarter                   $(19,000)              $ (.44)
         Second Quarter                   (10,000)                (.23)
         Third Quarter                    170,000                 3.98
         Fourth Quarter                    45,000                 1.04


Note J - Subsequent Event

On January 3, 2000, the Partnership elected to change its fiscal year end from October 31 to December 31, effective for the period ending December 31, 1999.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

None.

                                      PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The corporate general partner is Shelter Realty VI Corporation ("Corporate General Partner"). The names and ages of, as well as the position and offices held by, the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

            Name                  Age    Position

            Patrick J. Foye       42     Executive Vice President and Director

            Martha L. Long        40     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1999.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      3,364             7.948%
Insignia Properties LP
 (an affiliate of AIMCO)                     11,547            27.282%
AIMCO Properties, L.P.
 (an affiliate of AIMCO)                      1,608             3.799%

Cooper River Properties LLC and Insignia Properties LP are directly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Their business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 units as required by the terms of the Partnership Agreement. AIMCO Properties, L.P., the other general partner, has acquired 1,608 units during the current fiscal year.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred during the years ended October 31, 1999 and 1998:

                                                              1999       1998
                                                              ----       ----
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                      $ 543      $ 512

   Reimbursement for services of affiliates
     (included in operating, general and
     administrative expenses properties)                       204        240

During the years ended October 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of the gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $543,000 and $512,000 for the years ended October 31, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expense amounting to approximately $204,000 and $240,000 for the years ended October 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, at October 31, 1999, AIMCO and its affiliates own 16,519 units of limited partnership units in the Partnership representing 39.03% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the General Partners acquired an additional 7,109 units, or 16.80%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

                                      PART IV

Item 13.    Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit 18, Independent Accountants' Preferability Letter, is filed as an exhibit to this report.

                 Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            (b) Reports on Form 8-K filed during the fiscal fourth quarter of 1999:

                 None.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHELTER PROPERTIES VI

                                    By:   Shelter Realty VI Corporation
                                          Corporate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
------------------
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
-----------------
Martha L. Long          and Controller

                               SHELTER PROPERTIES VI

                                   EXHIBIT INDEX

Exhibit Number    Description of Exhibit

3                 See Exhibit 4(a)

4    (a)  Amended and Restated  Certificate and Agreement of Limited Partnership
          (included as Exhibit A to the Prospectus of Registrant dated March 22, 1984 contained in Amendment No. 1 to Registration Statement No. 2-86995, of Registrant filed March 21, 1984 (the "Prospectus") and incorporated herein by reference.)

     (b) Subscription Agreement and Signature Page (included as Exhibits 4(A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

10(i)     Contracts related to acquisition of properties.

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

     (d) Purchase Agreement dated May 8, 1984 between Daniel Realty Corporation and U.S. Shelter Corporation to acquire Marble Hill Apartments. (Filed as Exhibit 10(G) to Post-Effective Amendment No, 1 of Registration Statement No. 2-86995 of Registrant filed June 25, 1984 and incorporated herein by reference.)

     (e) Purchase Agreement dated June 6, 1984 between Charleston Court Associates and U.S. Shelter Corporation to acquire Nottingham Square Apartments. (Filed as Exhibit 10(H) to Post-Effective Amendment No, 2 of Registration Statement No. 2-86995 of Registrant filed July 18, 1984 and incorporated herein by reference.)

     (f) Purchase Agreement dated July 10, 1984 between National Properties Investors II and U.S. Shelter Corporation to acquire Foxfire Apartments. (Filed as Exhibit 10(I) to Post-Effective Amendment No, 2 of Registration Statement No. 2-86995 of Registrant filed July 18, 1984 and incorporated herein by reference.)


     (g) Purchase Agreement dated August 24, 1984 between American Century Corporation and U.S. Shelter Corporation to acquire River Reach Apartments. (Filed as Exhibit 10(I) to Post-Effective Amendment No, 2 of Registration Statement No. 2-86995 of Registrant filed July 18, 1984 and incorporated herein by reference.)

     (h)  Purchase  Agreement  dated  January  7, 1985  between  Village  Garden
          Apartments Fort Collins and U.S. Shelter Corporation to acquire Village Garden Apartments. (Filed as Exhibit a(5) to Form 10-QSB for the Quarter ended January 31, 1985 filed March 14, 1985 and incorporated herein by reference.

     (i) Purchase Agreement dated January 18, 1985 between Barcelona Investors and U.S. Shelter Corporation to acquire Barcelona Apartments. (Filed as Exhibit a(6) to Form 10-QSB for the Quarter ended January 31, 1985 filed March 14, 1985 and incorporated herein by reference.

     (ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.). (Filed with Amendment No. 1 of Registration Statement No. 2-86995 of Registrant filed March 21, 1984 and incorporation herein by reference).

    (iii) Contracts related to refinancing of debt:

     (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.

     (d) Second Assignment of Leases and Rents dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

          *Filed as Exhibits 10 (iii) a through 10(iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

     (iv) Contracts related to disposition of properties:

     (a) Agreement of Purchase and Sale dated June 2, 1995, between Shelter Properties VI and United Dominion Realty Trust, Inc., relating to Marble Hills Apartments.

18 Independent Accountants' Preferability Letter for change in accounting principle.

27        Financial Data Schedule.

                                                                      Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Shelter Realty VI Corporation

Corporate General Partner of Shelter Properties VI
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Financial Statements of Shelter Properties VI included in its Form 10-KSB for the year ended October 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.


                              Very truly yours,
                              /s/Ernst & Young LLP