Form 10QSB
period 1999-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2000-02-14
CIK 730013

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


        For the transition period from November 1, 1999 to December 31, 1999

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                            $ 2,901
   Receivables and deposits                                                 662
   Restricted escrows                                                       766
   Other assets                                                             368
   Investment properties:
      Land                                                    $ 4,950
      Buildings and related personal property                   50,536
                                                                ------
                                                                         55,486

      Less accumulated depreciation                            (29,198)  26,288
                                                                ------   ------
                                                                       $ 30,985

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                     $   210
   Tenant security deposit liabilities                                      215
   Accrued property taxes                                                   655
   Other liabilities                                                        304
   Distribution payable                                                     428
   Mortgage notes payable                                                25,302

Partners' (Deficit) Capital

   General partners                                            $ (306)
   Limited partners (42,324 units issued and
      outstanding)                                               4,177    3,871
                                                                ------   ------

                                                                       $ 30,985

                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                       Two Months Ended
                                                         December 31,
                                                       1999       1998
                                                       ----       ----
                                                               (Restated)
Revenues:
   Rental income                                      $1,716     $1,623
   Other income                                          123        135
                                                       -----      -----
      Total revenues                                   1,839      1,758
                                                       -----      -----
Expenses:
   Operating                                             655        669
   General and administrative                             29         52
   Depreciation                                          295        338
   Interest                                              375        391
   Property taxes                                        145        150
                                                       -----      -----
      Total expenses                                   1,499      1,600
                                                       -----      -----

Income before cumulative effect of a change in
   accounting principle                                  340        158
Cumulative effect on prior years of a change
   in accounting for the cost of exterior
   painting and major landscaping                         --        253
                                                       -----      -----

Net income                                            $ 340       $ 411
                                                       ====        ====

Net income allocated to general partners (1%)         $    3      $   4
Net income allocated to limited partners (99%)           337        407
                                                       -----      -----
                                                      $ 340       $ 411
                                                       ====        ====
Net income per limited partnership unit:
   Income before cumulative effect of a change
      in accounting principle                         $ 7.96     $ 3.70
   Cumulative effect on prior years of a change
      in accounting for the cost of exterior
      painting and major landscaping                      --       5.92
                                                       -----      -----

Net income                                            $ 7.96     $ 9.62
                                                       =====      =====

Distributions per limited partnership unit            $10.02     $49.45
                                                       =====      =====




                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES VI
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                   Limited
                                 Partnership    General      Limited
                                    Units       Partners     Partners     Total

Original capital contributions     42,324         $ 2        $42,324    $42,326
                                   ======          ==         ======     ======

Partners' (deficit) capital at
   October 31, 1999                42,324        $ (305)     $ 4,264    $ 3,959

Distribution to partners               --            (4)        (424)      (428)

Net income for the two months
   ended December 31, 1999             --             3          337        340
                                   ------        ------       ------     ------

Partners' (deficit) capital at
   December 31, 1999               42,324        $ (306)     $ 4,177    $ 3,871
                                   ======         =====       ======     ======


                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                             Two Months Ended
                                                               December 31,

                                                            1999         1998

Cash flows from operating activities:                                 (Restated)
   Net income                                            $   340      $   411
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                         295          338
        Amortization of discounts and loan costs              41           47
        Cumulative effect on prior years of a change in
          accounting principle                                --         (253)
        Change in accounts:
            Receivables and deposits                          89          128
            Other assets                                     103            4
            Accounts payable                                  (9)         (89)
            Tenant security deposit liabilities                1            2
            Accrued property taxes                          (111)         (78)
            Other liabilities                               (164)          17
                                                          ------       ------

               Net cash provided by operating activities     585          527
                                                          ------       ------

Cash flows from investing activities:

   Property improvements and replacements                   (328)        (130)
   Net (deposits to) withdrawals from restricted escrows     (10)          64
                                                          ------       ------

               Net cash used in investing activities        (338)         (66)
                                                          ------       ------

Cash flows from financing activities:

   Payments on mortgage notes payable                       (159)        (149)
   Distribution paid to partners                              --       (2,100)
                                                          ------       ------

               Net cash used in financing activities        (159)      (2,249)
                                                          ------       ------

Net increase (decrease) in cash and cash equivalents          88       (1,788)
Cash and cash equivalents at beginning of period           2,813        3,111
                                                          ------       ------
Cash and cash equivalents at end of period               $ 2,901      $ 1,323
                                                          ======       ======

Supplemental disclosure of cash flow information:

   Cash paid for interest                                $   334      $   344
                                                          ======       ======

Supplemental disclosure of non-cash transaction:

   Distribution payable                                  $   428      $    --
                                                          ======       ======

                   See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES VI

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the two month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Change in Fiscal Year End: The Partnership elected to change its fiscal year end from October 31 to December 31, effective for the period ending December 31, 1999.

Change in Accounting Principle: During the two months ended December 31, 1999 (effective November 1, 1998), the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change for the two months ended December 31, 1998 was to decrease income before the change by approximately $13,000 ($.31 per limited partnership unit). The cumulative effect adjustment of approximately $253,000 is the result of applying retroactively the aforementioned accounting principle change and is included in income for the two months ended December 31, 1998. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

                                                            Two Months Ended
                                                              December 31,
                                                          1999             1998
                                                          ----             ----
                                                             (in thousands)
     Net cash provided by operating activities           $ 585            $ 527
        Payments on mortgage notes payable                (159)            (149)
        Property improvements and replacements            (328)            (130)
        Change in restricted escrows, net                  (10)              64
        Changes in reserves for net operating
           liabilities                                      98               16
        Additional reserves                               (186)            (328)
                                                        ------           ------

           Net cash used in operations                    $ --             $ --
                                                           ===              ===

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $186,000 and $328,000 at December 31, 1999 and 1998, respectively, to fund continuing capital improvements and repairs at the Partnership's six investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were charged to expense for each of the two months ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         ----       ----
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $ 90       $ 87
         Reimbursement for services of affiliates
           (included in operating, general and
           administrative expenses, and investment
           properties)                                     34         35

During the two months ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $90,000 and $87,000 for the two months ended December 31, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expenses amounting to approximately $34,000 and $35,000 for the two months ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the two months ended December 31, 1999 and the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, AIMCO and it affiliates currently own 23,628 units of limited partnership units in the Partnership representing 55.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the two months ended December 31, 1999, a distribution was approved for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid in January 2000. A cash distribution of approximately $2,100,000 was paid to the partners during the two months ended December 31, 1998. Approximately $1,412,000 ($33.36 per limited partnership unit) was paid to the limited partners from previously undistributed proceeds of a fiscal year 1995 property sale and approximately $688,000 (approximately $681,000 to the limited partners, $16.09 per limited partnership unit) was paid from operations.

Note F - Segment Reporting

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

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the two month period ended December 31, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $ 1,716         $ --      $ 1,716
Other income                                  120             3         123
Interest expense                              375            --         375
Depreciation                                  295            --         295
General and administrative expense             --            29          29
Segment profit (loss)                         366           (26)        340
Total assets                               30,007           978      30,985
Capital expenditures for investment
  properties                                  328            --         328


                 1998                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $ 1,623         $ --      $ 1,623
Other income                                  114            21         135
Interest expense                              391            --         391
Depreciation                                  338            --         338
General and administrative expense             --            52          52
Cumulative effect on prior years
  of change in accounting principle           253            --         253
Segment profit (loss)                         442           (31)        411
Total assets                               29,758           875      30,633
Capital expenditures for investment
  properties                                  130            --         130

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for each of the two months ended December 31, 1999 and 1998:

                                                            Average
                                                           Occupancy

       Property                                        1999          1998
       --------                                        ----          ----

       Rocky Creek Apartments
         Augusta, Georgia                              92%            94%

       Carriage House Apartments
         Gastonia, North Carolina (1)                  93%            90%

       Nottingham Square Apartments
         Des Moines, Iowa (1)                          97%            90%

       Foxfire/Barcelona Apartments
         Durham, North Carolina (2)                    92%            97%

       River Reach Apartments
         Jacksonville, Florida                         95%            94%

       Village Gardens Apartments
         Fort Collins, Colorado (3)                    96%            99%

(1) The increase in average occupancy at Carriage House Apartments and Nottingham Square Apartments is due to a more aggressive marketing campaign during 1999.

(2) The decrease in average occupancy at Foxfire/Barcelona Apartments is due to the renting, during the two months ended December 31, 1998, of corporate units to a construction company that was building a hospital in the area.

(3) The decrease in average occupancy at Village Gardens Apartments is due to a change in demographics of the market area.

Results of Operations

The Partnership realized net income of approximately $340,000 for the two months ended December 31, 1999, compared to net income of approximately $411,000 for the corresponding period in 1998. The decrease in net income for the two month period ended December 31, 1999, is primarily attributable to a cumulative effect on prior years of a change in accounting principle as of December 31, 1998 partially offset by an increase in total revenues and a decrease in total expenses for the two months ended December 31, 1999. Total revenues increased during the two month period ended December 31, 1999, as a result of an increase in rental income. Rental income increased due to the increase in average occupancy at three of the Partnership's six investment properties (see occupancy discussion above) and to the increase in average rental rates at all of the properties.

The decrease in total expenses during the two month period ended December 31, 1999 is attributable to a decrease in depreciation, general and administrative, interest, and operating expenses. Depreciation decreased due to several assets at Rocky Creek and Village Gardens being fully depreciated. General and administrative expenses decreased due to a decrease in reimbursements to the Corporate General Partner and audit fees. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included. Interest expense decreased as a result of principal payments being made on the debt encumbering all of the Partnership's properties. Operating expenses decreased primarily due to decreases in interior building improvements and major landscaping partially offset by increased water and sewer expenses at Nottingham Square.

During the two months ended December 31, 1999 (effective November 1, 1998), the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change for the two months ended December 31, 1998 was to decrease income before the change by approximately $13,000 ($.31 per limited partnership unit). The cumulative effect adjustment of approximately $253,000 is the result of applying retroactively the aforementioned accounting principle change and is included in income for the two months ended December 31, 1998. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,901,000 as compared to approximately $1,323,000 at December 31, 1998. Cash and cash equivalents increased approximately $88,000 for the two months ended December 31, 1999 from the Partnership's prior fiscal year of October 31, 1999. The increase was due to approximately $88,000 and is due to approximately $585,000 of cash provided by operating activities largely offset by approximately $338,000 of cash used in investing activities and approximately $159,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Rocky Creek

During the two months ended December 31, 1999, the Partnership expended approximately $28,000 for capital improvements at Rocky Creek primarily consisting of floor covering and parking lot improvements. The improvements were funded from Partnership operating cash and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted during the calendar year 2000 is expected to be $300 per unit or approximately $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House

During the two months ended December 31, 1999, the Partnership expended approximately $68,000 for capital improvements at Carriage House primarily consisting of pool improvements, electrical upgrades, and carpeting. These improvements were funded from Partnership operating cash and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted during the calendar year 2000 is expected to be $300 per unit or approximately $31,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square

During the two months ended December 31, 1999, the Partnership expended approximately $30,000 for capital improvements at Nottingham Square primarily consisting of floor covering, other improvements, and pool upgrades. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted during the calendar year 2000 is expected to be $300 per unit or approximately $133,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Foxfire/Barcelona

During the two months ended December 31, 1999, the Partnership expended approximately $104,000 for capital improvements at Foxfire/Barcelona primarily consisting of electrical upgrades, other building improvements, and floor covering. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted during the calendar year 2000 is expected to be $300 per unit or approximately $106,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach

During the two months ended December 31, 1999, the Partnership expended approximately $63,000 for capital improvements at River Reach primarily consisting of roof replacements and floor covering. These improvements were funded from Partnership operating cash and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted during the calendar year 2000 is expected to be $300 per unit or approximately $89,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens

During the two months ended December 31, 1999, the Partnership expended approximately $35,000 for capital improvements at Village Gardens primarily consisting of other enhancements and floor covering. These improvements were funded from Partnership operating cash and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted during the calendar year 2000 is expected to be $300 per unit or approximately $42,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $25,302,000, net of discounts, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the two months ended December 31, 1999, a distribution was approved for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid in January 2000. A cash distribution of approximately $2,100,000 was paid to the partners during the two months ended December 31, 1998. Approximately $1,412,000 ($33.36 per limited partnership unit) was paid from the previously undistributed proceeds of a 1995 property sale and approximately $688,000 ($16.09 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners in fiscal year 2000 or subsequent periods.

Tender Offers

Several tender offers were made by various parties, including affiliates of the general partners, during the two months ended December 31, 1999 and the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, AIMCO and it affiliates currently owns 23,628 units of limited partnership units in the Partnership representing 55.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. As of February 11, 2000, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

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

            b)    Reports on Form 8-K filed:

                  None filed during the two months ended December 31, 1999.

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

                                 Date:   February 14, 2000