Form 10QSB
period 2000-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2000-05-15
CIK 730013

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

                   For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ________________ to ________________

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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                        $  2,779
   Receivables and deposits                                              271
   Restricted escrows                                                  1,107
   Other assets                                                          390
   Investment properties:
      Land                                            $  4,950
      Buildings and related personal property           50,678
                                                        55,628

      Less accumulated depreciation                    (29,811)       25,817
                                                                    $ 30,364

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                 $    140
   Tenant security deposit liabilities                                   211
   Accrued property taxes                                                709
   Other liabilities                                                     276
   Mortgage notes payable                                             25,138

Partners' (Deficit) Capital

   General partners                                    $ (306)
   Limited partners (42,324 units issued and
      outstanding)                                       4,196         3,890

                                                                    $ 30,364

                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                             2000       1999
Revenues:
   Rental income                                            $2,597     $2,436
   Other income                                                174        170
      Total revenues                                         2,771      2,606

Expenses:
   Operating                                                 1,148      1,113
   General and administrative                                  108         86
   Depreciation                                                613        510
   Interest                                                    598        585
   Property taxes                                              285        231
      Total expenses                                         2,752      2,525

Net income                                                  $   19     $   81

Net income allocated to general partners (1%)               $   --     $    1
Net income allocated to limited partners (99%)                  19         80
                                                            $   19     $   81

Net income per limited partnership unit                     $  .45     $ 1.89

                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES VI
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' (deficit) capital at
   December 31, 1999                    42,324        $ (306)     $ 4,177    $ 3,871

Net income for the three months
   ended March 31, 2000                     --            --           19         19

Partners' (deficit) capital at
   March 31, 2000                       42,324        $ (306)     $ 4,196    $ 3,890

                   See Accompanying Notes to Financial Statements


d)

                              SHELTER PROPERTIES VI

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                 $    19      $    81
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              613          510
        Amortization of discounts and loan costs                  100           72
        Change in accounts:
            Receivables and deposits                              391          165
            Other assets                                          (45)         (51)
            Accounts payable                                      (70)         (42)
            Tenant security deposit liabilities                    (4)          16
            Accrued property taxes                                 54         (204)
            Other liabilities                                     (28)         (14)

               Net cash provided by operating activities        1,030          561

Cash flows from investing activities:

   Property improvements and replacements                        (142)        (151)
   Net (deposits to) withdrawals from restricted escrows         (341)         435

               Net cash (used in) provided by investing
                activities                                       (483)         284

Cash flows from financing activities:

   Payments on mortgage notes payable                            (241)        (226)
   Distribution paid to partners                                 (428)          --

               Net cash used in financing activities             (669)        (226)

Net (decrease) increase in cash and cash equivalents             (122)         619
Cash and cash equivalents at beginning of period                2,901        1,323
Cash and cash equivalents at end of period                    $ 2,779      $ 1,942

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $   498      $   513

                   See Accompanying Notes to Financial Statements


e)

                              SHELTER PROPERTIES VI

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Change in Fiscal Year End: The Partnership elected to change its fiscal year end from October 31 to December 31, as announced in its Form 8-K filed on January 12, 2000. This quarterly report presents the unaudited results of the Partnership's operations for the first quarter ended March 31, 2000 and the three month period ended March 31, 1999.

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

                                                           Three Months Ended
                                                                March 31,
                                                          2000             1999
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,030           $  561
        Payments on mortgage notes payable                  (241)            (226)
        Property improvements and replacements              (142)            (151)
        Change in restricted escrows, net                   (341)             435
        Changes in reserves for net operating
           liabilities                                      (298)             102
        Additional reserves                                   (8)            (721)

           Net cash used in operations                    $   --           $   --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $8,000 and $721,000 at March 31, 2000 and 1999, respectively, to fund continuing capital improvements and repairs at the Partnership's six investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred for each of the three months ended March 31, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $140       $133
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)             45         50

During the three months ended March 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $140,000 and $133,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expenses amounting to approximately $45,000 and $50,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 24,225 limited partnership units in the Partnership representing approximately 57.24% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 57.24% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the three months ended March 31, 2000. No distributions were declared or paid during the three months ended March 31, 1999.

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

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month period ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential      Other       Totals

Rental income                             $ 2,597         $ --      $ 2,597
Other income                                  162            12         174
Interest expense                              598            --         598
Depreciation                                  613            --         613
General and administrative expense             --           108         108
Segment profit (loss)                         115           (96)         19
Total assets                               29,967           397      30,364
Capital expenditures for investment
  properties                                  142            --         142

                 1999                   Residential      Other       Totals

Rental income                             $ 2,436         $ --      $ 2,436
Other income                                  161             9         170
Interest expense                              585            --         585
Depreciation                                  510            --         510
General and administrative expense             --            86          86
Segment profit (loss)                         158           (77)         81
Total assets                               29,245         1,328      30,573
Capital expenditures for investment
  properties                                  151            --         151

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Rocky Creek Apartments

         Augusta, Georgia                              92%            91%

       Carriage House Apartments

         Gastonia, North Carolina                      93%            91%

       Nottingham Square Apartments

         Des Moines, Iowa                              97%            95%

       Foxfire/Barcelona Apartments

         Durham, North Carolina (1)                    92%            95%

       River Reach Apartments

         Jacksonville, Florida                         95%            93%

       Village Gardens Apartments

         Fort Collins, Colorado (2)                    95%            99%

(1) The decrease in average occupancy at Foxfire/Barcelona Apartments is due to the renting, during the three months ended March 31, 1999, of corporate units to a construction company that was building a hospital in the area. The construction company is no longer renting such units.

(2) The decrease in average occupancy at Village Gardens Apartments is due to a change in demographics of the market area.

Results of Operations

The Partnership realized net income of approximately $19,000 for the three months ended March 31, 2000, compared to net income of approximately $81,000 for the corresponding period in 1999. The decrease in net income for the three month period ended March 31, 2000, is primarily attributable to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased during the three month period ended March 31, 2000, primarily as a result of an increase in rental income. Rental income increased due to an increase in average rental rates at all of the Partnership's properties, reduced concession costs at Rocky Creek, Carriage House and Nottingham Apartments and reduced bad debt expense at Carriage House, Nottingham and Foxfire/Barcelona Apartments, which more than offset reductions in occupancy at Foxfire/Barcelona Apartments and Village Gardens Apartments.

The increase in total expenses during the three month period ended March 31, 2000 is primarily attributable to an increase in depreciation, general and administrative, and property tax expenses. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. General and administrative expenses increased due to an increase in professional fees necessary to operate the Partnership. Included in general and administrative expenses at both March 31, 2000 and 1999, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included. Property tax expense increased due to the timing of the receipt of tax bills.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,779,000 as compared to approximately $1,942,000 at March 31, 1999. Cash and cash equivalents decreased approximately $122,000 for the three months ended March 31, 2000 from the Partnership's year end of December 31, 1999. The decrease was due to approximately $483,000 of cash used in investing activities and approximately $669,000 of cash used in financing activities largely offset by approximately $1,030,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of net deposits to restricted escrows maintained by the mortgage lender and, to a lesser extent, property improvements, and replacements. Cash used in financing activities consisted primarily of distributions paid to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Rocky Creek

Approximately $92,000 has been budgeted for capital improvements at Rocky Creek Apartments for the year 2000 consisting primarily of carpet and vinyl replacement, air conditioning unit replacements and appliance replacements. During the three months ended March 31, 2000, the Partnership expended approximately $40,000 for capital improvements at Rocky Creek primarily consisting of carpet and vinyl replacement, other building enhancements, and roof replacement. The improvements were funded from Partnership operating cash and reserves.

Carriage House

Approximately $34,000 has been budgeted for capital improvement at Carriage House Apartments for the year 2000 consisting primarily of carpet and vinyl replacement, air conditioning unit replacements and appliance replacements. During the three months ended March 31, 2000, the Partnership expended approximately $16,000 for capital improvements at Carriage House primarily consisting of carpet and vinyl replacement and appliance replacement. These improvements were funded from Partnership operating cash and reserves.

Nottingham Square

Approximately $159,000 has been budgeted for capital improvements at Nottingham Square Apartments for the year 2000 consisting primarily of carpet and vinyl replacement, plumbing enhancements and appliance replacements. During the three months ended March 31, 2000, the Partnership expended approximately $18,000 for capital improvements at Nottingham Square primarily consisting of carpet and vinyl replacements. These improvements were funded from Partnership operating cash reserves.

Foxfire/Barcelona

Approximately $125,000 has been budgeted for capital improvements at Foxfire/Barcelona Apartments for the year 2000 consisting primarily of carpet and vinyl replacements, cabinet replacements, air conditioning units replacements and appliance replacements. During the three months ended March 31, 2000, the Partnership expended approximately $27,000 for capital improvements at Foxfire/Barcelona primarily consisting of carpet and vinyl replacement, appliance replacement, and other structural improvements. These improvements were funded from Partnership reserves.

River Reach

Approximately $274,000 has been budgeted for capital improvements at River Reach Apartments for the year 2000 consisting primarily of carpet and vinyl replacement, plumbing enhancements, air conditioning unit replacements, appliance replacements and other structural enhancements. During the three months ended March 31, 2000, the Partnership expended approximately $29,000 for capital improvements at River Reach primarily consisting of carpet and vinyl replacement, air conditioning unit replacements, plumbing fixtures and appliance replacements. These improvements were funded from Partnership operating cash.

Village Gardens

Approximately $88,000 has been budgeted for capital improvements at Village Gardens Apartments for the year 2000 consisting primarily of plumbing enhancements, carpet and vinyl replacements and appliance replacements. During the three months ended March 31, 2000, the Partnership expended approximately $12,000 for capital improvements at Village Gardens primarily consisting of carpet and vinyl replacements. These improvements were funded from Partnership operating cash and reserves.

The budgeted capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $25,138,000, net of discounts, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the three months ended March 31, 2000. No distributions were declared or paid during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. At March 31, 2000, the reserve account was adequately funded with a balance of approximately $1,107,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed:

                  Form 8-K dated January 3, 2000, and filed January 12, 2000 documenting the decision of the Registrant to adopt a new fiscal year. The new fiscal year will be for the twelve months commencing January 1, 2000 and ending December 31, 2000.

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

                               Date:    May 15, 2000