Form 10QSB
period 2000-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2000-08-14
CIK 730013

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

                    For the quarterly period ended June 30, 2000

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $  1,080
   Receivables and deposits                                                      282
   Restricted escrows                                                          1,393
   Other assets                                                                  330
   Investment properties:
      Land                                                    $  4,950
      Buildings and related personal property                   50,879
                                                                55,829

      Less accumulated depreciation                            (30,286)       25,543
                                                                            $ 28,628

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $    157
   Tenant security deposit liabilities                                           211
   Accrued property taxes                                                        710
   Other liabilities                                                             305
   Mortgage notes payable                                                     24,931

Partners' (Deficit) Capital

   General partners                                          $    (321)
   Limited partners (42,324 units issued and
      outstanding)                                               2,635         2,314
                                                                            $ 28,628

                   See Accompanying Notes to Financial Statements


b)

                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                       2000         1999          2000         1999
Revenues:
   Rental income                     $ 2,633      $ 2,514      $ 5,230       $ 4,950
   Other income                          217          173          391           343
       Total revenues                  2,850        2,687        5,621         5,293

Expenses:
   Operating                           1,131        1,022        2,279         2,135
   General and administrative             93           95          201           181
   Depreciation                          475          499        1,088         1,009
   Interest                              561          579        1,159         1,164
   Property taxes                        246          219          531           450
       Total expenses                  2,506        2,414        5,258         4,939

 Net income                          $   344      $   273      $   363       $   354

Net income allocated
   to general partners (1%)          $     3      $     3      $     4       $     4

Net income allocated
   to limited partners (99%)             341          270          359           350

                                     $   344      $   273      $   363       $   354
Net income per limited
   partnership unit                  $  8.06      $  6.38      $  8.48       $  8.27

Distribution per limited
   partnership unit                  $ 44.91      $    --      $ 44.91       $    --
                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES VI
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' (deficit) capital at
   December 31, 1999                    42,324        $ (306)     $ 4,177    $ 3,871

Distributions to partners                                (19)      (1,901)    (1,920)

Net income for the six months
   ended June 30, 2000                      --             4          359        363

Partners' (deficit) capital at
   June 30, 2000                        42,324        $ (321)     $ 2,635    $ 2,314

                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                 $   363      $   354
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                            1,088        1,009
        Amortization of discounts and loan costs                  182          145
        Change in accounts:
            Receivables and deposits                              380          (38)
            Other assets                                          (13)         (78)
            Accounts payable                                      (53)          18
            Tenant security deposit liabilities                    (4)          18
            Accrued property taxes                                 55           (8)
            Other liabilities                                       1          (37)

               Net cash provided by operating activities        1,999        1,383

Cash flows from investing activities:

   Property improvements and replacements                        (343)        (677)
   Net (deposits to) withdrawals from restricted escrows         (627)         821

               Net cash (used in) provided by investing
                activities                                       (970)         144

Cash flows from financing activities:

   Payments on mortgage notes payable                            (502)        (458)
   Distribution paid to partners                               (2,348)          --

               Net cash used in financing activities           (2,850)        (458)

Net (decrease) increase in cash and cash equivalents           (1,821)       1,069
Cash and cash equivalents at beginning of period                2,901        1,323
Cash and cash equivalents at end of period                    $ 1,080      $ 2,392

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $   977      $ 1,021

Distributions  paid to partners  include  $428,000 which was accrued at December
31, 1999 and paid during January 2000.

                   See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES VI

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Change in Fiscal Year End: The Partnership elected to change its fiscal year end from October 31 to December 31, as announced in its Form 8-K filed on January 12, 2000. This quarterly report presents the unaudited results of the Partnership's operations for the three and six months ended June 30, 2000 and 1999.

Reclassifications

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

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


                                                            Six Months Ended
                                                                June 30,
                                                          2000             1999
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,999          $ 1,383
        Payments on mortgage notes payable                  (502)            (458)
        Property improvements and replacements              (343)            (677)
        Change in restricted escrows, net                   (627)             821
        Changes in reserves for net operating
           liabilities                                      (366)             125
        Additional reserves                                 (161)          (1,194)

           Net cash used in operations                   $    --          $    --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $161,000 and $1,194,000 at June 30, 2000 and 1999, respectively, to fund continuing capital improvements and repairs at the Partnership's six investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred for each of the six months ended June 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $296       $269
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)            105         90

During the six months ended June 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $296,000 and $269,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expenses amounting to approximately $105,000 and $90,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 24,320 limited partnership units in the Partnership representing approximately 57.46% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $531. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 57.46% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Partnership paid distributions of approximately $1,920,000 ($1,901,000 paid to the limited partners or $44.91 per limited partnership unit). No distributions were declared or paid during the six months ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000
                                        Residential      Other       Totals
Rental income                             $ 2,633         $ --      $ 2,633
Other income                                  212             5         217
Interest expense                              561            --         561
Depreciation                                  475            --         475
General and administrative expense             --            93          93
Segment profit (loss)                         432           (88)        344

     Six Months Ended June, 2000
                                        Residential      Other       Totals
Rental income                             $ 5,230         $ --      $ 5,230
Other income                                  374            17         391
Interest expense                            1,159            --       1,159
Depreciation                                1,088            --       1,088
General and administrative expense             --           201         201
Segment profit (loss)                         547          (184)        363
Total assets                               28,516           172      28,688
Capital expenditures for investment
  properties                                  343            --         343

   Three Months Ended June 30, 1999
                                        Residential      Other       Totals
Rental income                             $ 2,514         $ --      $ 2,514
Other income                                  162            11         173
Interest expense                              579            --         579
Depreciation                                  499            --         499
General and administrative expense             --            95          95
Segment profit (loss)                         357           (84)        273

    Six Months Ended June 30, 1999
                                        Residential      Other       Totals
Rental income                             $ 4,950         $ --      $ 4,950
Other income                                  323            20         343
Interest expense                            1,164            --       1,164
Depreciation                                1,009            --       1,009
General and administrative expense             --           181         181
Segment profit (loss)                         515          (161)        354
Total assets                               29,809         1,063      30,872
Capital expenditures for investment
  properties                                  677            --         677

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Rocky Creek Apartments

         Augusta, Georgia                              92%            90%

       Carriage House Apartments

         Gastonia, North Carolina                      95%            93%

       Nottingham Square Apartments

         Des Moines, Iowa                              97%            95%

       Foxfire/Barcelona Apartments

         Durham, North Carolina                        92%            95%

       River Reach Apartments

         Jacksonville, Florida                         96%            94%

       Village Gardens Apartments

         Fort Collins, Colorado                        96%            98%

The decrease in average occupancy at Foxfire/Barcelona Apartments is due to the renting, during the six months ended June 30, 1999, of corporate units to a construction company that was building a hospital in the area. The construction company is no longer renting such units.

Results of Operations

The Partnership recorded net income of approximately $344,000 for the three months ended June 30, 2000 compared to net income of $273,000 for the three months ended June 30, 1999. The Partnership's net income for the six months ended June 30, 2000 was approximately $363,000 compared to net income of approximately $354,000 for the six months ended June 30, 2000. The increase in net income for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 was primarily due to an increase in total revenues which was partially offset by an increase in total expenses.

Total revenues increased during the three and six month period ended June 30, 2000, primarily as a result of an increase in rental income. Rental income increased due to an increase in average rental rates at all of the Partnership's properties, reduced concession costs at Rocky Creek, Carriage House and Nottingham Apartments and reduced bad debt expense at Carriage House, Nottingham and Foxfire/Barcelona Apartments, which more than offset reductions in occupancy at Foxfire/Barcelona Apartments and Village Gardens Apartments. Other income increased due to an increase in interest income due to higher cash balances invested in interest bearing accounts.

The increase in total expenses during the six month periods ended June 30, 2000 is primarily attributable to an increase in operating expenses, general and administrative, and property tax expenses. The increase in total expenses during the three months ended June 30, 2000 is primarily attributable to an increase in operating and property tax expense. Operating expense increased as a result of an increase in property expenses due to increases in commissions and bonuses, and employee salaries and related employee benefit at all of the Partnership's properties. General and administrative expenses increased due to an increase in professional fees necessary to operate the Partnership. Included in general and administrative expenses at both June 30, 2000 and 1999, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included. Property tax expense increased due to the timing of the receipt of property tax bills which affected the Partnership's yearly accruals.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,080,000 as compared to approximately $2,392,000 at June 30, 1999. Cash and cash equivalents decreased approximately $1,821,000 for the six months ended June 30, 2000 from the Partnership's year end of December 31, 1999. The decrease was due to approximately $2,850,000 of cash used in financing activities and approximately $970,000 of cash used in investing activities which was partially offset by approximately $1,999,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of net deposits to restricted escrows maintained by the mortgage lender and, to a lesser extent, property improvements and replacements. Cash used in financing activities consisted primarily of distributions paid to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Rocky Creek Apartments

Approximately $92,000 has been budgeted for capital improvements at Rocky Creek Apartments for the year 2000 consisting primarily of flooring covering replacement, air conditioning unit replacements, major landscaping and appliance replacements. During the six months ended June 30, 2000, the Partnership expended approximately $52,000 for capital improvements at Rocky Creek
Apartments primarily consisting of floor covering replacement, major landscaping, other building enhancements, and roof replacement. The improvements were funded from Partnership operating cash flow.

Carriage House Apartments

Approximately $71,000 has been budgeted for capital improvement at Carriage House Apartments for the year 2000 consisting primarily of floor covering replacement, air conditioning unit replacements and appliance replacements. During the six months ended June 30, 2000, the Partnership expended approximately $35,000 for capital improvements at Carriage House Apartments primarily consisting of floor covering, air conditioning unit, and appliance replacements. These improvements were funded from Partnership operating cash flow.

Nottingham Square Apartments

Approximately $159,000 has been budgeted for capital improvements at Nottingham Square Apartments for the year 2000 consisting primarily of floor covering replacement, plumbing enhancements and appliance replacements. During the six months ended June 30, 2000, the Partnership expended approximately $62,000 for capital improvements at Nottingham Square Apartments primarily consisting of floor covering and appliance replacements. These improvements were funded from Partnership operating cash flow.

Foxfire/Barcelona Apartments

Approximately $149,000 has been budgeted for capital improvements at Foxfire/Barcelona Apartments for the year 2000 consisting primarily of floor covering replacements, cabinet replacements, air conditioning units replacements and appliance replacements. During the six months ended June 30, 2000, the Partnership expended approximately $49,000 for capital improvements at Foxfire/Barcelona Apartments primarily consisting of floor covering replacement, appliance replacement, cabinet replacements, and other structural improvements. These improvements were funded from operating cash flows.

River Reach Apartments

Approximately $519,000 has been budgeted for capital improvements at River Reach Apartments for the year 2000 consisting primarily of floor covering replacement, plumbing enhancements, air conditioning unit replacements, appliance replacements and other structural enhancements. During the six months ended June 30, 2000, the Partnership expended approximately $137,000 for capital improvements at River Reach Apartments primarily consisting of floor covering replacement, air conditioning unit replacements, plumbing fixtures and appliance replacements. These improvements were funded from Partnership operating cash flow.

Village Gardens Apartments

Approximately $112,000 has been budgeted for capital improvements at Village Gardens Apartments for the year 2000 consisting primarily of plumbing enhancements, floor covering replacements and appliance replacements. During the six months ended June 30, 2000, the Partnership expended approximately $8,000 for capital improvements at Village Gardens Apartments primarily consisting of floor covering replacements. These improvements were funded from Partnership operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,931,000, net of discounts, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Partnership paid distributions of approximately $1,920,000 ($1,901,000 to the limited partners or $44.91 per limited partnership unit). No distributions were declared or paid during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at all six of the Partnership's investment properties. At June 30, 2000, the reserve account was adequately funded with a balance of approximately $1,393,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                              Date:      August 14, 2000