Form 10QSB
period 2000-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2000-11-13
CIK 730013

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

                 For the quarterly period ended September 30, 2000

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                               September 30, 2000


Assets

   Cash and cash equivalents                                                $  1,333
   Receivables and deposits                                                      306
   Restricted escrows                                                          1,435
   Other assets                                                                  319
   Investment properties:
      Land                                                    $  4,950
      Buildings and related personal property                   51,184
                                                                56,134

      Less accumulated depreciation                            (30,961)       25,173
                                                                            $ 28,566

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $ 106
   Tenant security deposit liabilities                                           219
   Accrued property taxes                                                        742
   Other liabilities                                                             361
   Mortgage notes payable                                                     24,736

Partners' (Deficit) Capital

   General partners                                            $ (320)
   Limited partners (42,324 units issued and
      outstanding)                                               2,722         2,402
                                                                            $ 28,566

                   See Accompanying Notes to Financial Statements




b)

                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                       Three Months Ended         Nine Months Ended

                                         September 30,              September 30,
                                       2000         1999          2000         1999
Revenues:
   Rental income                     $ 2,648      $ 2,563      $ 7,878       $ 7,513
   Other income                          230          228          621           571
       Total revenues                  2,878        2,791        8,499         8,084

Expenses:
   Operating                           1,108        1,098        3,387         3,233
   General and administrative            178          101          379           282
   Depreciation                          675          556        1,763         1,565
   Interest                              574          571        1,733         1,735
   Property taxes                        255          222          786           672
       Total expenses                  2,790        2,548        8,048         7,487

 Net income                          $    88      $   243      $   451       $   597

Net income allocated

   to general partners (1%)          $     1      $     2      $     5       $     6
Net income allocated

   to limited partners (99%)              87          241          446           591

                                     $    88      $   243      $   451       $   597

Net income per limited
   partnership unit                  $  2.06      $  5.69      $ 10.54       $ 13.96

Distribution per limited

   partnership unit                  $    --      $    --      $ 44.91       $    --

                   See Accompanying Notes to Financial Statements


c)

                               SHELTER PROPERTIES VI
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' (deficit) capital at
   December 31, 1999                    42,324        $ (306)     $ 4,177    $ 3,871

Distributions to partners                                (19)      (1,901)    (1,920)

Net income for the nine months
   ended September 30, 2000                 --             5          446        451

Partners' (deficit) capital at
   September 30, 2000                   42,324        $ (320)     $ 2,722    $ 2,402

                   See Accompanying Notes to Financial Statements


d)

                              SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                 $   451      $   597
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                            1,763        1,565
        Amortization of discounts and loan costs                  269          212
        Change in accounts:
            Receivables and deposits                              356         (269)
            Other assets                                          (32)         (86)
            Accounts payable                                     (104)         (72)
            Tenant security deposit liabilities                     4            3
            Accrued property taxes                                 87          215
            Other liabilities                                      57          (19)

               Net cash provided by operating activities        2,851        2,146

Cash flows from investing activities:

   Property improvements and replacements                        (648)      (1,251)
   Net (deposits to) withdrawals from restricted escrows         (669)         807

               Net cash used in investing activities           (1,317)        (444)

Cash flows from financing activities:

   Payments on mortgage notes payable                            (754)        (693)
   Distributions paid to partners                              (2,348)          --

               Net cash used in financing activities           (3,102)        (693)

Net (decrease) increase in cash and cash equivalents           (1,568)       1,009
Cash and cash equivalents at beginning of period                2,901        1,323
Cash and cash equivalents at end of period                    $ 1,333      $ 2,332

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $ 1,463      $ 1,525

Distributions  paid to partners  include  $428,000 which was accrued at December
31, 1999 and paid during January 2000.

                   See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES VI

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VI Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Change in Fiscal Year End: The Partnership elected to change its fiscal year end from October 31 to December 31, as announced in its Form 8-K filed on January 12, 2000. This quarterly report presents the unaudited results of the Partnership's operations for the three and nine months ended September 30, 2000 and 1999.

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

Note C - Reconciliation of Cash Flows

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations", as defined in the partnership agreement of the Partnership (the "Partnership Agreement"). However, "net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                            Nine Months Ended
                                                              September 30,
                                                          2000             1999
                                                             (in thousands)
     Net cash provided by operating activities           $ 2,851          $ 2,146
        Payments on mortgage notes payable                  (754)            (693)
        Property improvements and replacements              (648)          (1,251)
        Change in restricted escrows, net                   (669)             807
        Changes in reserves for net operating
           liabilities                                      (368)             228
        Additional reserves                                 (230)          (1,237)

           Net cash provided by operations                $  182           $   --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $230,000 and $1,237,000 at September 30, 2000 and 1999, respectively, to fund continuing capital improvements and repairs at the Partnership's six investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred for each of the nine months ended September 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $439       $408
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)            245        151

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $439,000 and $408,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expenses amounting to approximately $245,000 and $151,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 25,828 limited partnership units in the Partnership representing approximately 61.02% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of approximately 61.02% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $1,920,000 (approximately $1,901,000 paid to the limited partners or $44.91 per limited partnership unit) from operations. No distributions were declared or paid during the nine months ended September 30, 1999.

Subsequent to September 30, 2000, the Corporate General Partner approved and paid a distribution of $182,000 from operations (approximately $180,000 of which was paid to limited partners, $4.25 per limited partnership unit).

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30, 2000
                                           Residential      Other       Totals
Rental income                                $ 2,648         $ --      $ 2,648
Other income                                     228             2         230
Interest expense                                 574            --         574
Depreciation                                     675            --         675
General and administrative expense                --           178         178
Segment profit (loss)                            264          (176)         88

  Nine months Ended September 30, 2000
                                           Residential      Other       Totals
Rental income                                $ 7,878         $ --      $ 7,878
Other income                                     602            19         621
Interest expense                               1,733            --       1,733
Depreciation                                   1,763            --       1,763
General and administrative expense                --           379         379
Segment profit (loss)                            811          (360)        451
Total assets                                  28,446           120      28,566
Capital expenditures for investment
  properties                                     648            --         648

  Three Months Ended September 30, 1999
                                           Residential      Other       Totals
Rental income                                $ 2,563         $ --      $ 2,563
Other income                                     221             7         228
Interest expense                                 571            --         571
Depreciation                                     556            --         556
General and administrative expense                --           101         101
Segment profit (loss)                            337           (94)        243

  Nine Months Ended September 30, 1999
                                           Residential      Other       Totals
Rental income                                $ 7,513         $ --      $ 7,513
Other income                                     544            27         571
Interest expense                               1,735            --       1,735
Depreciation                                   1,565            --       1,565
General and administrative expense                --           282         282
Segment profit (loss)                            852          (255)        597
Total assets                                  30,147         1,014      31,161
Capital expenditures for investment
  properties                                   1,251            --       1,251

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Rocky Creek Apartments

         Augusta, Georgia                              93%            92%

       Carriage House Apartments

         Gastonia, North Carolina                      95%            93%

       Nottingham Square Apartments

         Des Moines, Iowa                              97%            95%

       Foxfire/Barcelona Apartments

         Durham, North Carolina                        92%            96%

       River Reach Apartments

         Jacksonville, Florida                         96%            95%

       Village Gardens Apartments

         Fort Collins, Colorado                        96%            97%

The decrease in average occupancy at Foxfire/Barcelona Apartments is due to the renting, during the nine months ended September 30, 1999, of corporate units to a construction company that was building a hospital in the area. The construction company is no longer renting such units.

Results of Operations

The Partnership recorded net income of approximately $88,000 for the three months ended September 30, 2000 compared to a net income of approximately $243,000 for the three months ended September 30, 1999. The Partnership's net income for the nine months ended September 30, 2000 was approximately $451,000 compared to a net income of approximately $597,000 for the nine months ended September 30, 1999. The decrease in net income for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 was primarily due to an increase in total expenses offset by an increase in total revenues.

The increase in total expenses for the three and nine months ended September 30, 2000 is primarily attributable to an increase in operating, general and administrative, depreciation, and property tax expenses. Operating expense increased as a result of an increase in property expenses due to an increase in commissions and bonuses, and increases in employee salaries and related employee benefits at the Partnership's investment properties. Depreciation expense increased as a result of property additions during the past twelve months at the Partnership's investment properties. The increase in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. General and administrative expenses increased for the three and nine months ended September 30, 2000 as a result of an increase in costs associated with professional fees necessary to operate the Partnership and an increase in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses at both September 30, 2000 and 1999, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

Total revenues increased for the three and nine month periods ended September 30, 2000 primarily due to an increase in rental income. Rental income increased due to an increase in average rental rates at all six of the Registrant's properties and an increase in occupancy at four of the investment properties.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $1,333,000 as compared to approximately $2,332,000 at September 30, 1999. Cash and cash equivalents decreased approximately $1,568,000 for the nine months ended September 30, 2000 from the Partnership's year end of December 31, 1999. The decrease was due to approximately $3,102,000 of cash used in financing activities and approximately $1,317,000 of cash used in investing activities which was partially offset by approximately $2,851,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of net deposits to restricted escrows maintained by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted primarily of distributions paid to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Rocky Creek Apartments

Approximately $92,000 has been budgeted for capital improvements at Rocky Creek Apartments for the year 2000 consisting primarily of flooring covering replacement, air conditioning unit replacements, major landscaping, and appliance replacements. During the nine months ended September 30, 2000, the Partnership expended approximately $72,000 for capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacement, major landscaping, other building enhancements, and roof replacement. The improvements were funded from Partnership operating cash flow.

Carriage House Apartments

Approximately $71,000 has been budgeted for capital improvement at Carriage House Apartments for the year 2000 consisting primarily of floor covering replacement, air conditioning unit replacements and appliance replacements. During the nine months ended September 30, 2000, the Partnership expended approximately $49,000 for capital improvements at Carriage House Apartments primarily consisting of floor covering, air conditioning unit replacement, and appliance replacements. These improvements were funded from Partnership operating cash flow.

Nottingham Square Apartments

Approximately $159,000 has been budgeted for capital improvements at Nottingham Square Apartments for the year 2000 consisting primarily of floor covering replacement, plumbing enhancements and appliance replacements. During the nine months ended September 30, 2000, the Partnership expended approximately $141,000 for capital improvements at Nottingham Square Apartments primarily consisting of floor covering and appliance replacements and other building improvements. These improvements were funded from Partnership operating cash flow.

Foxfire/Barcelona Apartments

Approximately $149,000 has been budgeted for capital improvements at Foxfire/Barcelona Apartments for the year 2000 consisting primarily of floor covering replacements, cabinet replacements, air conditioning units replacements and appliance replacements. During the nine months ended September 30, 2000, the Partnership expended approximately $75,000 for capital improvements at Foxfire/Barcelona Apartments primarily consisting of floor covering replacement, appliance replacement, cabinet replacements, and other structural improvements. These improvements were funded from operating cash flows.

River Reach Apartments

Approximately $519,000 has been budgeted for capital improvements at River Reach Apartments for the year 2000 consisting primarily of floor covering replacement, plumbing enhancements, air conditioning unit replacements, appliance replacements and other structural enhancements. During the nine months ended September 30, 2000, the Partnership expended approximately $254,000 for capital improvements at River Reach Apartments primarily consisting of floor covering replacement, air conditioning unit replacements, plumbing fixtures, appliance replacements, and interior decoration. These improvements were funded from Partnership operating cash flow.

Village Gardens Apartments

Approximately $112,000 has been budgeted for capital improvements at Village Gardens Apartments for the year 2000 consisting primarily of plumbing enhancements, floor covering replacements and appliance replacements. During the nine months ended September 30, 2000, the Partnership expended approximately $57,000 for capital improvements at Village Gardens Apartments primarily consisting of floor covering replacements, plumbing enhancements, electrical enhancements, and appliance replacements. These improvements were funded from Partnership operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,736,000, net of discounts, is being amortized over 257 months with a balloon payment of approximately $23,008,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $1,920,000 ($1,901,000 to the limited partners or $44.91 per limited partnership unit) from operations. Subsequent to September 30, 2000, the Corporate General Partner approved and paid a distribution of approximately $182,000 from operations (approximately $180,000 of which was paid to limited partners, $4.25 per limited partnership unit). No distributions were declared or paid during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at all six of the Partnership's investment properties. At September 30, 2000, the reserve account was adequately funded with a balance of approximately $1,435,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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

                                 Date:   November 13, 2000