Form 10KSB
period 2000-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2001-04-02
CIK 730013

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the fiscal year ended December 31, 2000

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

                            Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $19,116,000

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


                                     PART I

Item 1.     Description of Business

Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Transfer of Control". The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired eight existing apartment properties. The Registrant continues to own and operate five of these properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. The property management services are performed at the Partnership's properties by affiliates of the Corporate General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for apartment properties owned by the Partnership and the rents that may be charged for such properties. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, such units represent an insignificant percentage of the total apartment units in the United States and competition for apartments is local.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction had had or will have a material effect on the affairs and operations of the Partnership.

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

Rocky Creek Apartments           06/29/84     Fee ownership subject      Apartment
  Augusta, Georgia                            to first and second        120 units
                                              mortgages

Carriage House Apartments        06/29/84     Fee ownership subject      Apartment
  Gastonia, North Carolina                    to first and second        102 units
                                              mortgages

Nottingham Square Apartments     08/31/84     Fee ownership subject      Apartment
  Des Moines, Iowa                            to first and second        442 units
                                              mortgages

River Reach Apartments           01/30/85     Fee ownership subject      Apartment
  Jacksonville, Florida                       to first and second        298 units
                                              mortgages

Village Garden Apartments        03/01/85     Fee ownership subject      Apartment
  Fort Collins, Colorado                      to first mortgages         141 units

On  November   14,  2000,   the   Partnership   sold  one  of  its   properties,
Foxfire/Barcelona, see "Item 6, Management's Discussion and Analysis a Plan of Operations" for more details.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
                          (in thousands)                             (in thousands)

Rocky Creek
  Apartments          $ 4,751     $ 2,565      5-35 yrs       SL         $   767

Carriage House
  Apartments            4,158       2,594      5-27 yrs       SL             527

Nottingham Square
  Apartments           15,483       8,834      5-29 yrs       SL           3,680

River Reach
  Apartments           15,208       8,213      5-27 yrs       SL           3,780

Village Garden
  Apartments            4,587       2,343      5-30 yrs       SL           1,359

                      $44,187     $24,549                                $10,113

See "Note A" to financial statements in "Item 7" for a description of the Partnership's depreciation policy and "Note J" for change in accounting principle.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                          Principal
                       Balance At                                           Balance
                      December 31,    Interest     Period     Maturity      Due At
Property                  2000          Rate     Amortized      Date      Maturity(3)
                     (in thousands)                                     (in thousands)

Rocky Creek
   Apartments
  1st mortgage          $ 1,899        7.60%        (1)       11/15/02     $ 1,737
   2nd mortgage              74        7.60%        (1)       11/15/02          74

Carriage House
   Apartments
  1st mortgage            1,751        7.60%        (1)       11/15/02       1,601
  2nd mortgage               68        7.60%        (1)       11/15/02          68

Nottingham Square
   Apartments
  1st mortgage            6,854        7.60%        (1)       11/15/02       6,268
  2nd mortgage              268        7.60%        (1)       11/15/02         268

River Reach
   Apartments
  1st mortgage            6,442        7.60%        (1)       11/15/02       5,890
  2nd mortgage              252        7.60%        (1)       11/15/02         252

Village Garden
   Apartments
  1st mortgage            4,518        7.22%        (2)       01/01/21          --
                         22,126                                            $16,158
Less unamortized
  discount                 (391)

                        $21,735

(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2) The principal balance is being amortized over 240 months at which time it is expected to be fully amortized.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Village Gardens Apartments. The refinancing replaced mortgage indebtedness of approximately $2,325,000 with a new mortgage of $4,518,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $36,000 are due on the first day of each month until the loan matures on January 1, 2021, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $108,000. Prepayment penalties of approximately $83,000 and the write-off of unamortized loan costs and mortgage discount of approximately $69,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $152,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2000 and October 31, 1999 for the two months ended December 31, 1999 and 1998 for each property:



                                       Average Annual
                                        Rental Rates
                    Average Annual      (annualized)                           Average Annual
                     Rental Rates        (per unit)        Average Annual         Occupancy
                      (per unit)         Two Months           Occupancy          Two Months
                                            Ended                                   Ended
                  Twelve Months Ended                    Twelve Months Ended
                 December 31, October 31, December 31, December 31,  October 31,  December 31,
                   2000        1999      1999    1998     2000        1999      1999    1998

Rocky Creek
 Apartments        $7,221     $7,051    $7,222  $6,951     92%         92%       92%     94%
Carriage House
 Apartments         7,949      7,561     7,627   7,187     94%         93%       93%  90%(1)
Nottingham
 Square
  Apartments        7,332      6,929     7,118   6,824     96%         94%       97%  90%(1)
River Reach
 Apartments         8,988      8,569     8,746   8,480     96%         95%       95%     94%
Village Garden
 Apartments         8,423      8,139     8,281   8,038     97%         97%       96%  99%(2)

(1) The increase in average occupancy for the two months ended December 31, 1999 as compared to 1998 for both Carriage House and Nottingham Square Apartments is attributed to a more aggressive marketing campaign during 1999.

(2) The decrease in average occupancy for the two months ended December 31, 1999 as compared to 1998 for Village Garden Apartments is due to a change in demographics of the market area between 1998 and 1999.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were as follows:

                                     2000              2000
                                    Billing            Rate
                                (in thousands)

Rocky Creek Apartments              $ 40                2.82%
Carriage House Apartments             41                1.32%
Nottingham Square Apartments         447                3.23%
River Reach Apartments               220                2.03%
Village Garden Apartments             52                8.28%

Capital Improvements

Rocky Creek Apartments

During the twelve months ended December 31, 2000, the Partnership expended approximately $93,000 for capital improvements at Rocky Creek Apartments primarily consisting of floor covering and appliance replacements, roof replacement, and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the twelve months ended December 31, 2000, the Partnership expended approximately $67,000 for capital improvements at Carriage House Apartments primarily consisting of floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $28,050. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square Apartments

During the twelve months ended December 31, 2000, the Partnership expended approximately $246,000 for capital improvements at Nottingham Square Apartments primarily consisting of floor covering and appliance replacements, air conditioning upgrades, and other building improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $121,550. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Foxfire/Barcelona Apartments

Prior to the sale of the property on November 14, 2000, the Partnership expended approximately $97,000 for capital improvements at Foxfire/Barcelona Apartments primarily consisting of floor covering replacements, plumbing enhancements and appliance replacements. These improvements were funded from operating cash flows.

River Reach Apartments

During the twelve months ended December 31, 2000, the Partnership expended approximately $576,000 for capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, interior decoration, air conditioning upgrades, major landscaping, plumbing enhancements, and swimming pool enhancements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $81,950. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens Apartments

During the twelve months ended December 31, 2000, the Partnership expended approximately $121,000 for capital improvements at Village Gardens Apartments primarily consisting of floor covering and appliance replacements, plumbing enhancements, electrical upgrades, and water heater replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $38,775. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units aggregating $42,324,000 inclusive of 100 units purchased by the Corporate General Partner. At December 31, 2000 the Partnership had 1,679 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 26,477 units or 62.56% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the year ended October 31, 1999, the two month period ended December 31, 1999, the year ended December 31, 2000 and subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

        11/1/98 - 10/31/99            $ 2,100  (1)           $ 49.45

        11/1/99 - 12/31/99                428  (2)             10.02

       01/01/00 - 12/31/00             11,086  (3)            261.41

      Subsequent to 12/31/00            2,144  (4)             50.35

(1) Consists of $688,000 of cash from operations to all partners and $1,412,000 to the limited partners of cash from previously undistributed surplus funds from a 1995 property sale.

(2)   Distribution was made from cash from operations to all partners.

(3) Consists of approximately $2,200,000 of cash from operations to all partners, approximately $1,886,000 of cash from refinance proceeds of Village Gardens all to the limited partners and approximately $7,000,000 of cash from sale proceeds of Foxfire/Barcelona all to the limited partners.

(4) Consists of approximately $1,305,000 of cash from operations to all partners and approximately $839,000 of additional sale proceeds of Foxfire/Barcelona all paid to the limited partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for all of the properties, except Village Gardens, maintained by the mortgage lender is less than $400 per apartment unit at such property. The reserve accounts are currently fully funded. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,477 limited partnership units in the Partnership representing approximately 62.56% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $531.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 123 units resulting in its total ownership being increased to 26,600 units or 62.85% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of approximately 62.85% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

Year End December 31, 2000 vs Year End October 31, 1999

Effective November 1, 1999, the Partnership changed its fiscal year-end from October 31 to December 31. For comparative purposes, the years ended December 31, 2000 and October 31, 1999 are analyzed.

The Partnership realized net income of approximately $8,211,000 for the year ended December 31, 2000 compared to net income of approximately $899,000 for the year ended October 31, 1999.

The increase in net income is primarily due to the gain on sale of investment property in 2000, as discussed below, partially offset by an extraordinary loss on early extinguishment of debt in 2000, an increase in total expenses and a decrease in the cumulative effect on prior years of a change in accounting principle recognized at October 31, 1999. Excluding the impact of the operations and sale of Foxfire/Barcelona Apartments, the extraordinary loss on early extinguishment of debt and the cumulative effect on prior years of a change in accounting principle the Partnership had net income of approximately $367,000 for the year ended December 31, 2000, versus net income of approximately $121,000 for the year ended October 31, 1999. This increase is due to an increase in total revenues of approximately $705,000 partially offset by an increase in total expenses of approximately $459,000.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income and other income. Rental income increased due to an increase in average rental rates at all five of the Registrant's remaining properties and an increase in occupancy at three of the remaining investment properties. Other income increased primarily due to an increase in interest income as a result of higher average cash balances being maintained in interest-bearing accounts.

Total expenses for the Partnership's remaining properties increased primarily due to an increase in operating, general and administrative, depreciation, and property tax expenses which were partially offset by a decrease in interest expense. Operating expense increased as a result of an increase in property expenses due to an increase in commissions and bonuses, increases in employee salaries and related employee benefits, and an increase in utilities at the Partnership's investment properties. General and administrative expenses increased as a result of an increase in costs associated with professional fees necessary to operate the Partnership and an increase in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Depreciation expense increased due to fixed assets placed into service during the last twelve months that are now being depreciated. Property tax expense increased due to the timing of the receipt of tax bills during 2000 and 1999 which affected the calculations of the appropriate tax accruals for the properties. Interest expense decreased as a result of scheduled principal payments made on the first mortgages encumbering the Partnership's properties.

General and administrative expenses also include costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

On November 14, 2000, the Partnership sold Foxfire/Barcelona Apartments to an unaffiliated third party for $14,150,000. After payment of closing costs of approximately $226,000 the net proceeds received by the Partnership were approximately $13,924,000. The Partnership used some of the proceeds to pay off the mortgages encumbering the property of approximately $5,166,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2000 of approximately $8,067,000 and a loss on early extinguishment of debt of approximately $300,000 consisting of a prepayment penalty and the write-off of unamortized loan costs and mortgage discount.

Two Months Ended December 31, 1999 vs Two Months Ended December 31, 1998

The Partnership realized net income of approximately $340,000 for the two months ended December 31, 1999, compared to net income of approximately $411,000 for the corresponding period in 1998. The decrease in net income for the two month period ended December 31, 1999, is primarily attributable to a cumulative effect on prior years of a change in accounting principle as of December 31, 1998 partially offset by an increase in total revenues and a decrease in total expenses for the two months ended December 31, 1999. Total revenues increased during the two month period ended December 31, 1999, as a result of an increase in rental income. Rental income increased due to the increase in average occupancy at three of the Partnership's investment properties and to an increase in average rental rates at all of the properties.

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

Effective November 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase income before the change by approximately $186,000. The cumulative effect adjustment of approximately $253,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for the two month period ended December 31, 1998 and the twelve month period ended October 31, 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $2,780,000 as compared to approximately $2,813,000 at October 31, 1999. The decrease in cash and cash equivalents of approximately $121,000 is due to approximately $15,832,000 of cash used in financing activities which was partially offset by approximately $12,684,000 of cash provided by investing activities, and approximately $3,027,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, repayment of mortgage notes payable, and to a lesser extent, payments of principal on the mortgages encumbering the Partnership's properties, the payment of loan costs and prepayment penalty partially offset by proceeds from the refinancing of Village Gardens Apartments. Cash provided by investing activities consisted of proceeds from the sale of Foxfire/Barcelona Apartments, which was partially offset by property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted by the Partnership is expected to be $275 per unit or $303,325. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Village Gardens Apartments. The refinancing replaced mortgage indebtedness of approximately $2,325,000 with a new mortgage of $4,518,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $36,000 are due on the first day of each month until the loan matures on January 1, 2021, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $108,000. Prepayment penalties of approximately $83,000 and the write-off of unamortized loan costs and mortgage discount of approximately $69,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $152,000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $21,735,000, net of discount, has maturity dates ranging from November 2002 to January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2000, cash distributions of approximately $11,086,000 (approximately $11,064,000 to the limited partners or $261.41 per limited partnership unit) were paid to the partners. The distributions consisted of approximately $2,200,000 (approximately $2,178,000 to the limited partners or $51.46 per limited partnership unit) from operations $1,886,000 (approximately $44.56 per limited partnership unit) of cash from refinance proceeds of Village Gardens all to the limited partners and approximately $7,000,000 (approximately $165.39 per limited partnership unit) of cash from sale proceeds of Foxfire/Barcelona all to the limited partners. During the two months ended December 31, 1999, the Partnership distributed approximately $428,000 (approximately $424,000 to the limited partners or $10.02 per limited partnership unit) from operations. During the year ended October 31, 1999, the partnership distributed approximately $688,000 (approximately $681,000 to the limited partners or $16.09 per limited partnership unit) from operations and approximately $1,412,000 to the limited partners (approximately $33.36 per limited partnership unit) from 1995 sales proceeds. Subsequent to December 31, 2000 the Partnership declared and paid distributions which consisted of approximately $1,305,000 (approximately $1,292,000 to the limited partners or $30.53 per limited partnership unit) from operations and approximately $839,000 all paid to the limited partners (approximately $19.82 per limited partnership unit) of additional sale proceeds of Foxfire/Barcelona. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property exclusive of Village Gardens maintained by the mortgage lender is less than $400 per apartment unit at such property. As of December 31, 2000, the Partnership has met the minimum reserve requirement.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,477 limited partnership units in the Partnership representing approximately 62.56% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $531.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 123 units resulting in its total ownership being increased to 26,600 units or 62.85% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of approximately 62.85% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 7.     Financial Statements


SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and October 31, 1999, and two months ended December 31, 1999 and 1998 (unaudited)

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and October 31, 1999, and two months ended December 31, 1999 and 1998 (unaudited)

      Statements of Cash Flows - Years ended December 31, 2000 and October 31, 1999 and two months ended December 31, 1999 and 1998 (unaudited)

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VI


We have audited the accompanying balance sheet of Shelter Properties VI as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended December 31, 2000 and October 31, 1999, and for the two months ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and October 31, 1999 and for the two months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective November 1, 1998.



                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $ 2,780
   Receivables and deposits                                                      671
   Restricted escrows                                                          1,071
   Other assets                                                                  301
   Investment properties (Notes C and H):
      Land                                                    $  3,759
      Buildings and related personal property                   40,428
                                                                44,187
      Less accumulated depreciation                            (24,549)       19,638
                                                                            $ 24,461

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $   425
   Tenant security deposit liabilities                                           165
   Accrued property taxes                                                        554
   Other liabilities                                                             586
   Mortgage notes payable (Note C)                                            21,735

Partners' (Deficit) Capital
   General partners                                            $ (246)
   Limited partners (42,324 units issued and
      outstanding)                                               1,242           996
                                                                            $ 24,461


                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)

                                            Twelve Months Ended       Two Months Ended
                                          December 31, October    December 31,  December
                                                          31,                      31,
                                              2000        1999        1999        1998
                                                                               (unaudited)
 Revenues:
   Rental income                          $ 10,213     $  9,972   $  1,716     $  1,623
   Other income                                836          757        123          135
   Gain on sale of investment property       8,067           --         --           --
      Total revenues                        19,116       10,729      1,839        1,758
Expenses:
   Operating                                 4,419        4,295        655          669
   General and administrative                  523          399         29           52
   Depreciation                              2,282        2,165        295          338
   Interest                                  2,244        2,331        375          391
   Property taxes                              985          893        145          150
      Total expenses                        10,453       10,083      1,499        1,600
Income before extraordinary item and
 cumulative effect of a change in
accounting
 principle                                   8,663          646        340          158
Extraordinary loss on early
extinguishment
 of debt                                      (452)          --         --           --
Income before cumulative effect of a
 a change in accounting principle            8,211          646        340          158
Cumulative effect on prior years of a
 change in accounting for the cost of
 exterior painting and major
 landscaping (Note J)                           --          253         --          253
      Net income                          $  8,211     $    899   $    340     $    411
Net income allocated to general
   partners (1%)                          $     82     $      9   $      3     $      4
Net income allocated to limited
   partners (99%)                            8,129          890        337          407
      Net income                          $  8,211     $    899   $    340     $    411
Per limited partnership unit:
Income before extraordinary item and
 cumulative effect of a change in
accounting
 principle                                $ 202.64     $  15.11   $   7.96     $   3.70
Extraordinary loss on debt extinguishment   (10.57)          --         --           --
Cumulative effect on prior years of a
 change in accounting for the cost of
 exterior painting and major landscaping        --         5.92         --         5.92
Net income                                $ 192.07     $  21.03   $   7.96     $   9.62

Distributions per limited partnership     $ 261.41     $  49.45   $  10.02     $  49.45


                              SHELTER PROPERTIES VI

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           42,324      $     2     $42,324    $42,326

Partners' (deficit) capital
   at October 31, 1998                   42,324      $  (307)    $ 5,467    $ 5,160

Distribution to partners                                  (7)     (2,093)    (2,100)

Net income for the year ended
   October 31, 1999                          --            9         890        899

Partners' (deficit) capital at
   October 31, 1999                      42,324         (305)      4,264      3,959

Distribution to partners                                  (4)       (424)      (428)

Net income for the two months
   ended December 31, 1999                   --            3         337        340

Partners' (deficit) capital
   at December 31, 1999                  42,324         (306)      4,177      3,871

Distribution to partners                                 (22)    (11,064)   (11,086)

Net income for the year ended
   December 31, 2000                         --           82       8,129      8,211

Partners' (deficit) capital at
   December 31, 2000                     42,324      $  (246)    $ 1,242    $   996

                              SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                             Twelve Months Ended      Two Months Ended
                                           December   October 31,   December   December 31,
                                              31,                      31,
                                               2000       1999        1999         1998
                                                                               (unaudited)
Cash flows from operating activities:
 Net income                                 $  8,211   $    899   $    340     $    411
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                2,282      2,165        295          338
   Amortization of discounts and loan costs      343        296         41           47
   Gain on sale of investment property        (8,067)        --         --           --
   Extraordinary loss on early
   extinguishment
     of debt                                     452         --         --           --
   Cumulative effect on prior year of a
   change
    in accounting principle                       --       (253)        --         (253)
   Change in accounts:
     Receivables and deposits                     (9)       163         89          128
     Other assets                                 23        (73)       103            4
     Accounts payable                            (50)       (64)        (9)         (89)
     Tenant security deposit liabilities         (50)         5          1            2
     Accrued taxes                              (101)       (11)      (111)         (78)
     Other liabilities                            (7)       207       (164)          17
       Net cash provided by operating          3,027      3,334        585          527
       activities
 Cash flows from investing activities:
   Property improvements and replacements       (935)    (1,482)      (328)        (130)
   Net (deposits to) withdrawals from
     restricted escrows                         (305)       870        (10)          64
   Proceeds from the sale of investment       13,924         --         --           --
   property
       Net cash provided by (used in)
investing
         activities                           12,684       (612)      (338)         (66)
 Cash flows from financing activities:
   Payments on mortgage notes payable           (986)      (920)      (159)        (149)
   Repayments of mortgage notes payable       (7,491)        --         --           --
   Proceeds from mortgage notes payable        4,518         --         --           --
   Prepayment penalties                         (251)        --         --           --
   Loan costs paid                              (108)        --         --           --
   Distribution to partners                  (11,514)    (2,100)        --       (2,100)
       Net cash used in financing            (15,832)    (3,020)      (159)      (2,249)
activities
 Net (decrease) increase in cash and cash
   equivalents                                  (121)      (298)        88       (1,788)
Cash and cash equivalents at beginning of
   the year                                    2,901      3,111      2,813        3,111
Cash and cash equivalents at end of the     $  2,780   $  2,813   $  2,901     $  1,323
year
Supplemental disclosure of cash flow
      information:
  Cash paid for interest                    $  1,927   $  2,036   $    334     $    334
Supplemental disclosure of non-cash
transaction:
   Distribution payable                     $     --   $     --   $    428     $     --
Property improvements and replacements
 included in accounts payable               $    265   $     --   $     --     $     --

                              SHELTER PROPERTIES VI

                          Note to Financial Statements

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The only other general partner of the Partnership was
N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates five apartment properties located in the South, Midwest and West.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Fiscal Year End: On January 3, 2000, the Partnership elected to change its fiscal year end from October 31 to December 31, effective for the period ending December 31, 1999.

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

                              SHELTER PROPERTIES VI

Note A - Organization and Significant Accounting Policies (continued)


                                          Twelve Months Ended          Two Months Ended
                                      December 31,   October 31,  December 31,  December 31,
                                          2000          1999          1999          1998
                                                                                 (unaudited)
                                             (in thousands)             (in thousands)
Net cash provided by operating
   activities                           $ 3,027       $ 3,334     $   585       $   527
  Payments on mortgage notes
  payable                                  (986)         (920)       (159)         (149)
  Property improvements and
    replacements                           (935)       (1,482)       (328)         (130)
  Change in restricted escrows, net        (305)          870         (10)           64
  Changes in reserves for net
     operating liabilities                  194          (227)         98            16
  Release of additional operating
    reserves                                310        (1,147)       (186)         (328)

     Net cash provided by operations    $ 1,305       $   428     $    --       $    --

During the twelve months ended December 31, 2000 the Corporate General Partner released previously reserved funds of approximately $310,000.

The Corporate General Partner reserved approximately $1,147,000, $186,000 and $328,000 at October 31, 1999 and the two months ended December 31, 1999 and 1998, respectively, to fund capital improvements and repairs at its properties.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property exclusive of Village Gardens for a total of approximately $385,000 to $962,000. As of December 31, 2000, the Partnership has deposits of approximately $923,000 in its Reserve Account.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' (deficit) capital for all periods presented were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such period was computed as 99% of net income divided by 42,324 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately  $1,157,000  at  December  31,  2000  that are  maintained  by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: In relation to the mortgages at all five properties, the mortgage lenders have required a "Replacement Reserve" for certain capital improvements. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until the accounts equal the minimum balance of $400 for each respective property. At December 31, 2000, the balance was approximately $1,048,000. With the December 2000 refinancing of Village Gardens Apartments, the previous reserve requirement of $400 per apartment unit was released and the balance in these accounts of approximately $125,000 was returned to the Partnership subsequent to December 31, 2000.

Capital Reserves: In connection with the December 2000 refinancing of Village Gardens Apartments approximately $24,000 of the net proceeds were placed in a capital reserve account to be used for property improvements as specified in the loan agreement. At December 31, 2000 the balance in this account was approximately $23,000.

Other Reserves: The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the year ending December 31, 2000 and October 31, 1999 was an increase of approximately $194,000 and a decrease of approximately $227,000, respectively. The changes in reserves for the two months ended December 31, 1999 and 1998 was an increase of approximately $98,000 and $16,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued proeprty taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and October 31, 1999 or the two months ended December 31, 1999 and 1998.

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

Effective November 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see "Note J").

Loan Costs: Loan costs of approximately $771,000, less accumulated amortization of approximately $536,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $156,000 and $157,000 for the years ended December 31, 2000 and October 31, 1999, respectively. For the two months ended December 31, 1999 and 1998 advertising expense, included in operating expense, was approximately $24,000 for both periods.

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

Note C - Mortgage Notes Payable


                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2000        Interest     Rate      Date       Maturity
                                   (in thousands)                            (in thousands)
Rocky Creek Apartments
 1st mortgage                   $ 1,899       $ 19        7.60%    11/15/02      $ 1,737
 2nd mortgage                        74          (a)      7.60%    11/15/02           74

Carriage House Apartments
 1st mortgage                     1,751          17       7.60%    11/15/02        1,601
 2nd mortgage                        68          (a)      7.60%    11/15/02           68

Nottingham Square
  Apartments
 1st mortgage                     6,854          68       7.60%    11/15/02        6,268
 2nd mortgage                       268           2       7.60%    11/15/02          268

River Reach Apartments
 1st mortgage                     6,442          64       7.60%    11/15/02        5,890
 2nd mortgage                       252           2       7.60%    11/15/02          252

Village Garden Apartments
 1st mortgage                     4,518          36       7.22%    01/01/21           --

                                 22,126       $ 208                              $16,158

Less unamortized discounts         (391)
Total                           $21,735

(a)   Monthly payment including interest is less than $1,000.

The Partnership exercised interest rate buy-down options for all of the properties except Village Gardens when the debt was refinanced in 1992, thereby, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $1,535,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Village Gardens Apartments. The refinancing replaced mortgage indebtedness of approximately $2,325,000 with a new mortgage of $4,518,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $36,000 are due on the first day of each month until the loan matures on January 1, 2021, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $108,000. Prepayment penalties of approximately $83,000 and the write-off of unamortized loan costs and mortgage discount of approximately $69,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $152,000.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes are subject to prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                                     2001      $   860
                                     2002       16,956
                                     2003          120
                                     2004          129
                                     2005          139
                                  Thereafter     3,922
                                               $22,126

Note D - Distributions

During the year ended December 31, 2000, cash distributions of approximately $11,086,000 (approximately $11,064,000 to the limited partners or $261.41 per limited partnership unit) were paid to the partners. The distributions consisted of approximately $2,200,000 (approximately $2,178,000 to the limited partners or $51.46 per limited partnership unit) from operations, approximately $1,886,000 (approximately $44.56 per limited partnership unit) of cash from refinance proceeds of Village Gardens all to the limited partners and approximately $7,000,000 (approximately $165.39 per limited partnership unit) of cash from sale proceeds of Foxfire/Barcelona all to the limited partners. During the two months ended December 31, 1999, the Partnership distributed approximately $428,000 (approximately $424,000 to the limited partners or $10.02 per limited partnership unit) from operations. During the year ended October 31, 1999, the partnership distributed approximately $688,000 (approximately $681,000 to the limited partners or $16.09 per limited partnership unit) from operations and approximately $1,412,000 to the limited partners (approximately $33.36 per limited partnership unit) from 1995 sales proceeds. Subsequent to December 31, 2000 the Partnership declared and paid distributions which consisted of approximately $1,305,000 (approximately $1,292,000 to the limited partners or $30.53 per limited partnership unit) from operations and approximately $839,000 all paid to the limited partners (approximately $19.82 per limited partnership unit) of additional sale proceeds of Foxfire/Barcelona.

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

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):


                                       For The Twelve Months     For The Two Months
                                               Ended                   Ended
                                    December 31,  October 31,       December 31,
                                         2000         1999              1999

Net income as reported                  $ 8,211      $ 899             $ 340
Add (deduct):
     Amortization of present value
       discounts                             --          9                (8)
     Depreciation differences                28       (264)              (56)
     Change in prepaid rental income       (190)        69                103
     Cumulative effect on prior years
       of a change in accounting
       principle                             --       (253)               253
     Other                                2,401          9               (302)

Federal taxable income (loss)           $10,450      $ 469              $ 330

Federal taxable income (loss) per
     limited partnership unit           $243.02     $ 10.96             $7.73

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net assets as reported                   $    996
            Land and buildings                            960
            Accumulated depreciation                  (10,485)
            Syndication                                 5,286
            Other                                         141

            Net liabilities - tax basis              $ (3,102)

Note F - Sale of Property

On November 14, 2000, the Partnership sold Foxfire/Barcelona Apartments to an unaffiliated third party for $14,150,000. After payment of closing costs of approximately $226,000, the net proceeds received by the Partnership were approximately $13,924,000. The Partnership used some of the proceeds to pay off the mortgage encumbering the property of approximately $5,166,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2000 of approximately $8,067,000 and a loss on early extinguishment of debt of approximately $300,000 consisting of a prepayment penalty and the write-off of unamortized loan costs and mortgage discount. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, the $141,500 was accrued and unpaid at December 31, 2000.

The following unaudited pro-forma information reflects the operations of the Partnership as if Foxfire/Barcelona had been sold November 1, 1998 (in thousands, except unit data):

                                                          Twelve Months Ended
                                                      December 31,   October 31,
                                                          2000           1999
        Revenues                                        $ 8,898         $ 8,193
        Income before extraordinary item and
          cumulative effect of a change in
          accounting principle
        Extraordinary loss on early extinguishment
           of debt                                         (152)             --
        Income before cumulative effect of a
         change in accounting principle                     215             121
        Cumulative effect of change in
         accounting principle                                --             253
        Net income                                          215             374
        Net income per limited partnership unit            5.03            8.74

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred during the years ended December 31, 2000 and October 31, 1999 and the two months ended December 31, 1999 and 1998:


                                        Twelve Months Ended        Two Months Ended
                                     December 31,  October 31,   December    December
                                                                    31,         31,
                                         2000          1999        1999        1998
                                                                            (unaudited)
                                           (in thousands)           (in thousands)

Property  management  fees (included
in operating expense)                     $ 560        $ 543        $ 90        $ 87
Reimbursement for services of
affiliates
 (included in operating, general and
 administrative expenses, and
 investment properties)                    348          204           34          35
Fee to Corporate General Partner
 (included in loan costs)                   45           --           --          --
Commission to Corporate General
Partner
  (included in gain on sale of
  investment property and other
  liabilities)                             142           --           --          --

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $560,000 and $543,000 during the years ended December 31, 2000 and October 31, 1999, respectively. The Registrant paid to such affiliates approximately $90,000 and $87,000 during the two months ended December 31, 1999 and 1998 (unaudited), respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $348,000 and $204,000 for the years ended December 31, 2000 and October 31, 1999, respectively. Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $34,000 and $35,000 for the two months ended December 31, 1999 and 1998 (unaudited), respectively.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $141,500 was accrued and is included in other liabilities in the accompanying balance sheet at December 31, 2000.

In connection with the December 2000 refinancing of the mortgage encumbering Village Gardens Apartments, the Corporate General Partner was entitled to a fee of 1% for its assistance in obtaining the financing. Accordingly, approximately $45,000 was paid to the Corporate General Partner in December 2000 and is included in capitalized loan costs in the accompanying balance sheet at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,477 limited partnership units in the Partnership representing approximately 62.56% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $531.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 123 units resulting in its total ownership being increased to 26,600 units or 62.85% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of approximately 62.85% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note H - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
       Description          Encumbrances     Land      Property     Acquisition
                           (in thousands)                         (in thousands)

Rocky Creek Apartments        $ 1,973        $ 168     $ 3,821         $  762
Carriage House
  Apartments                    1,819           166      3,038            954
Nottingham Square
  Apartments                    7,122         1,133      9,980          4,370
River Reach Apartments
  Apartments                    6,694         1,872     10,854          2,482
Village Garden
  Apartments                    4,518           420      3,050          1,117
Totals                        $22,126       $ 3,759    $30,743        $ 9,685

                               Gross Amount At Which Carried
                                    At December 31, 2000
                                       (in thousands)



                                  Buildings
                                    And
                                  Related                      Date of            Depreciable
                                  Personal        Accumulated Construc-   Date      Life-
       Description         Land   Property Total  Depreciation  tion    Acquired    Years
Rocky Creek Apartments
Augusta, Georgia          $   168 $ 4,583  $4,751  $ 2,565     1979    06/29/84     5-35

Carriage House Apartments
Gastonia, North Carolina      166   3,992   4,158    2,594   1970-1971 06/29/84     5-27

Nottingham Square
Apartments
Des Moines, Iowa            1,133  14,350  15,483    8,834     1972    08/31/84     5-29

River Reach Apartments
Jacksonville, Florida       1,872  13,336  15,208    8,213     1971    01/30/85     5-27

Village Garden Apartments
Fort Collins, Colorado        420   4,167   4,587    2,343     1974    03/01/85     5-30
          Totals          $ 3,759 $40,428 $44,187 $24,549

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                            Twelve Months Ended        Two Months Ended
                                          December 31, October 31, December 31,  December
                                                                                    31,
                                              2000        1999         1999        1998
                                                                                (unaudited)
Investment Properties
Balance at beginning of period              $55,486      $53,423     $55,158     $53,423
    Property improvements                     1,200        1,482         328         130
    Property dispositions                   (12,499)          --          --          --
    Cumulative effect on prior years of a
     change in accounting principle              --          253          --         253
Balance at end of period                    $44,187      $55,158     $55,486     $53,806

Accumulated Depreciation

Balance at beginning of period              $29,198      $26,738     $28,903     $26,738
    Additions charged to expense              2,282        2,088         295         338
    Property dispositions                    (6,931)          --          --          --
    Cumulative effect on prior years of a
     change in accounting principle              --           77          --          --
Balance at end of period                    $24,549     $28,903      $29,198     $27,076

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and October 31, 1999 is approximately $45,147,000 and approximately $58,536,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and October 31, 1999 is approximately $35,034,000 and approximately $44,054,000, respectively.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

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

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                                  Increase/(Decrease) in      Per limited
                                        Net income         partnership unit

         First Quarter 1999              $(19,000)              $ (.44)
         Second Quarter 1999              (10,000)                (.23)
         Third Quarter 1999               170,000                 3.98
         Fourth Quarter 1999               45,000                 1.04

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

            Name                  Age    Position

            Patrick J. Foye       43     Executive Vice President and Director

            Martha L. Long        41     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $59,000 and non-audit services (principally tax-related) of approximately $29,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      3,364             7.95%
Insignia Properties LP
 (an affiliate of AIMCO)                     11,547            27.28%
AIMCO Properties, L.P.
 (an affiliate of AIMCO)                     11,566            27.33%

Cooper River Properties LLC and Insignia Properties LP are directly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Their business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 units as required by the terms of the Partnership Agreement. AIMCO Properties, L.P., the other general partner, acquired 2,696 units during the current fiscal year and an additional 123 units subsequent to December 31, 2000 increasing its ownership to 11,689 or 27.62% of the outstanding units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred during the years ended December 31, 2000 and October 31, 1999 and the two months ended December 31, 1999 and 1998:


                                        Twelve Months Ended        Two Months Ended
                                     December 31,  October 31,   December    December
                                                                    31,         31,
                                         2000          1999        1999        1998
                                           (in thousands)

Property management fees                 $ 560        $ 543        $ 90        $ 87
Reimbursement    for   services   of       348          204          34          35
affiliates
Fee to Corporate General Partner            45           --          --          --
Commission   to  Corporate   General       142           --          --          --
Partner

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $560,000 and $543,000 during the years ended December 31, 2000 and October 31, 1999, respectively. The Registrant paid to such affiliates approximately $90,000 and $87,000 during the two months ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $348,000 and $204,000 for the years ended December 31, 2000 and October 31, 1999, respectively. Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $34,000 and $35,000 for the two months ended December 31, 1999 and 1998.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $141,500 was accrued and is included in other liabilities in the accompanying balance sheet at December 31, 2000.

In connection with the December 2000 refinancing of the mortgage encumbering Village Gardens Apartments, the Corporate General Partner was entitled to a fee of 1% for its assistance in obtaining the financing. Accordingly, approximately $45,000 was paid to the Corporate General Partner in December 2000 and is included in capitalized loan costs in the accompanying balance sheet at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,477 limited partnership units in the Partnership representing approximately 62.56% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $531.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 123 units resulting in its total ownership being increased to 26,600 units or 62.85% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of approximately 62.85% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  None.

            (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

                  Agreement of Purchase and Sale dated November 14, 2000, between Shelter Properties VI and Lane Realty Advisors, Inc., relating to the sale of Foxfire-Barcelona Apartments filed December 14, 2000.

                  Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Garden Apartments filed February 1, 2001 related to refinancing.

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


                                      Date: April 2, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye     Executive Vice President    Date: April 2, 2001
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President      Date: April 2, 2001
Martha L. Long          and Controller

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

            (d) Second Assignment of Leases and Rents dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

            (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

            (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

            (g) Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments.

            (h) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments.

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

            (b) Agreement of Purchase and Sale dated November 14, 2000, between Shelter Properties VI and Land Realty Advisors, Inc., relating to Foxfire-Barcelona Apartments. (Filed with Form 8K on December 14, 2000).