Form 10QSB
period 2001-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2001-05-09
CIK 730013

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

                   For the quarterly period ended March 31, 2001

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
                        (in thousands, except per unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $  1,176
   Receivables and deposits                                                      131
   Restricted escrows                                                            833
   Other assets                                                                  393
   Investment properties:
      Land                                                    $  3,759
      Buildings and related personal property                   40,551
                                                                              44,310
      Less accumulated depreciation                            (24,993)       19,317
                                                                            $ 21,850

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   109
   Tenant security deposit liabilities                                           165
   Accrued property taxes                                                        469
   Other liabilities                                                             389
   Mortgage notes payable                                                     21,574

Partners' Deficit
   General partners                                            $ (256)
   Limited partners (42,324 units issued and
      outstanding)                                                (600)         (856)
                                                                            $ 21,850


                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                             2001       2000
Revenues:
   Rental income                                            $2,043     $2,597
   Other income                                                245        174
      Total revenues                                         2,288      2,771

Expenses:
   Operating                                                   760      1,148
   General and administrative                                  110        108
   Depreciation                                                444        613
   Interest                                                    474        598
   Property taxes                                              208        285
      Total expenses                                         1,996      2,752

Net income                                                  $  292     $   19

Net income allocated to general partners (1%)               $    3     $   --
Net income allocated to limited partners (99%)                 289         19
                                                            $  292     $   19

Net income per limited partnership unit                     $ 6.83     $  .45

Distributions per limited partnership unit                  $50.35     $10.02


                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES VI
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' (deficit) capital at
   December 31, 2000                    42,324        $ (246)     $ 1,242     $  996

Distributions to partners                   --           (13)      (2,131)    (2,144)

Net income for the three months
   ended March 31, 2001                     --             3          289        292

Partners' (deficit) capital at
   March 31, 2001                       42,324        $ (256)     $ (600)     $ (856)


                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                 $   292      $    19
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              444          613
        Amortization of discounts and loan costs                   55          100
        Change in accounts:
            Receivables and deposits                              540          391
            Other assets                                         (110)         (45)
            Accounts payable                                      (51)         (70)
            Tenant security deposit liabilities                    --           (4)
            Accrued property taxes                                (85)          54
            Other liabilities                                    (197)         (28)

               Net cash provided by operating activities          888        1,030

Cash flows from investing activities:
   Property improvements and replacements                        (388)        (142)
   Net withdrawals from (deposits to) restricted escrows          238         (341)

               Net cash used in investing activities             (150)        (483)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (198)        (241)
   Distribution paid to partners                               (2,144)        (428)

               Net cash used in financing activities           (2,342)        (669)

Net decrease in cash and cash equivalents                      (1,604)        (122)
Cash and cash equivalents at beginning of period                2,780        2,901
Cash and cash equivalents at end of period                    $ 1,176      $ 2,779

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   392      $   498

Supplemental disclosure of non-cash flow information:

At December 31, 2000 accounts  payable and fixed assets were  adjusted  $265,000 for non-cash activity.


                   See Accompanying Notes to Financial Statements


e)

                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


                                                           Three Months Ended
                                                                March 31,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities            $  888          $ 1,030
        Payments on mortgage notes payable                  (198)            (241)
        Property improvements and replacements              (388)            (142)
        Change in restricted escrows, net                    238             (341)
        Changes in reserves for net operating
           liabilities                                       (97)            (298)
        Change in additional reserves                        474               (8)

           Net cash provided by operations                $  917           $   --

During the three months ended March 31, 2001, the Corporate General Partner released previously reserved funds of approximately $474,000. The Corporate General Partner reserved approximately $8,000 at March 31, 2000 to fund capital improvements and repairs at its investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred for each of the three months ended March 31, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $115       $140
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)             77         45

During the three months ended March 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $115,000 and $140,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expenses amounting to approximately $77,000 and $45,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,626 limited partnership units in the Partnership representing approximately 62.91% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of approximately 62.91% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid approximately $1,305,000 (approximately $1,292,000 to the limited partners, $30.53 per limited partnership unit) from cash from operations and approximately $839,000 (approximately $19.82 per limited partnership unit) all to the limited partners from the sale proceeds of Foxfire/Barcelona Apartments during November 2000. During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from cash from operations.

Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $917,000 (approximately $398,000 all to the limited partners, $9.40 per limited partnership unit) from sales proceeds of Foxfire/Barcelona Apartments and approximately $519,000 (approximately $514,000 to the limited partners or $12.14 per limited partnership unit) from cash from operations.

Note E - Change in Accounting Estimate

During the first quarter 2001, certain accruals of approximately $132,000 established related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as a reduction of operating expenses in the three month period ended March 31, 2001.

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Rocky Creek Apartments
         Augusta, Georgia                              97%            92%

       Carriage House Apartments
         Gastonia, North Carolina                      86%            93%

       Nottingham Square Apartments
         Des Moines, Iowa                              94%            97%

       River Reach Apartments
         Jacksonville, Florida                         97%            95%

       Village Gardens Apartments
         Fort Collins, Colorado                        95%            95%

The increase in average occupancy at Rocky Creek Apartments is attributed to a more aggressive marketing campaign. The decrease in average occupancy at Carriage House Apartments and Nottingham Square Apartments is due to a change in demographics of the market areas in which the investment properties compete and lower interest rates for home buyers.

Results of Operations

The Partnership had a net income of approximately $292,000 for the three months ended March 31, 2001, versus net income of approximately $19,000 for the three months ended March 31, 2000. The increase in net income is due to a decrease in total expenses, partially offset by an decrease in total revenues. The decrease in both total expenses and total revenues is largely due to the sale of Foxfire/Barcelona Apartments during November 2000. Excluding the impact of the operations of Foxfire/Barcelona Apartments, the Partnership had net income of approximately $159,000 for the three months ended March 31, 2001, versus net income of approximately $39,000 for the three months ended March 31, 2000. The increase in net income is primarily due to the reversal of the reserve established with the sale of Foxfire/Barcelona Apartments which was less than anticipated expenses. The increase in net income is also due to an increase in total revenues which more than offset a small increase in total expenses. Total revenues for the Partnership's remaining properties increased due to an increase in rental income and other income. Rental income increased due to an increase in average rental rates at all five of the Registrant's remaining properties, which more than offset the decrease in occupancy at Carriage House Apartments and Nottingham Square Apartments. Other income increased primarily due to an increase in tenant reimbursements being charged at the investment properties and an increase in interest income as a result of higher average cash balances being maintained in interest bearing accounts.

Total expenses on the remaining properties increased primarily due to an increase in operating expenses. Operating expense increased as a result of an increase in property expenses which more than offset a decrease in maintenance expense. Property expenses increased due to an increase in utilities expenses at the Partnership's investment properties. General and administrative expenses remained relatively constant for the comparative period. Included in general and administrative expenses at both March 31, 2000 and 2000, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $1,176,000 as compared to approximately $2,779,000 at March 31, 2000. Cash and cash equivalents decreased approximately $1,604,000 for the three months ended March 31, 2001 from the Partnership's year end of December 31, 2000. The decrease was due to approximately $2,342,000 of cash used in financing activities and approximately $150,000 of cash used in investing activities, which was partially offset by approximately $888,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements which were partially offset by withdrawals from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the three months ended March 31, 2001, the Partnership expended approximately $25,000 for capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements and plumbing enhancements. The improvements were funded from Partnership operating cash flow. Capital improvements of approximately $36,000 have been budgeted for 2001 which include, but are not limited to plumbing enhancements and floor covering and appliance replacements.

Carriage House Apartments

During the three months ended March 31, 2001, the Partnership expended approximately $38,000 for capital improvements at Carriage House Apartments primarily consisting of floor covering replacements and interior decoration. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $64,000 have been budgeted for 2001 which include, but are not limited to floor covering replacements, HVAC unit upgrades, and interior decoration.

Nottingham Square Apartments

During the three months ended March 31, 2001, the Partnership expended approximately $34,000 for capital improvements at Nottingham Square Apartments primarily consisting of floor covering replacements. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $513,000 have been budgeted for 2001 which include, but are not limited to floor covering replacements, HVAC unit upgrades and exterior painting.

River Reach Apartments

During the three months ended March 31, 2001, the Partnership expended approximately $22,000 for capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements. These improvements were funded from Partnership operating cash. Capital improvements of approximately $839,000 have been budgeted for 2001 which include, but are not limited to floor covering and appliance replacements, interior decoration and HVAC unit upgrades.

Village Gardens Apartments

During the three months ended March 31, 2001, the Partnership expended approximately $4,000 for capital improvements at Village Gardens Apartments primarily consisting of floor covering replacements. These improvements were funded from Partnership operating cash and reserves. Capital improvements of approximately $62,000 have been budgeted for 2001 which include, but are not limited to floor covering and appliance replacements, electrical improvements, and water heater replacements.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $21,574,000, net of discounts, has maturity dates ranging from November 2002 to January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid approximately $1,305,000 (approximately $1,292,000 to the limited partners, $30.53 per limited partnership unit) from cash from operations and approximately $839,000 (approximately $19.82 per limited partnership unit) all to the limited partners from the sale proceeds of Foxfire/Barcelona Apartments during November 2000. During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from cash from operations. Subsequent to the three months ending March 31, 2001, the Partnership declared and paid a distribution of approximately $917,000 (approximately $398,000 to the limited partners, $9.40 per limited partnership unit) from sales proceeds of Foxfire/Barcelona Apartments and approximately $519,000 (approximately $514,000 to the limited partners or $12.14 per limited partnership unit) from cash from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for four of the five remaining properties is less than $400 per apartment unit at each property. At March 31, 2001, the reserve account was adequately funded with a balance of approximately $809,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed:

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

                                Date:    May 9, 2001