Form 10QSB
period 2001-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2001-07-31
CIK 730013

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

                    For the quarterly period ended June 30, 2001

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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $   708
   Receivables and deposits                                                      126
   Restricted escrows                                                            954
   Other assets                                                                  349
   Investment properties:
      Land                                                    $  3,759
      Buildings and related personal property                   40,902
                                                                44,661
      Less accumulated depreciation                            (25,440)       19,221
                                                                            $ 21,358

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    181
   Tenant security deposit liabilities                                           169
   Accrued property taxes                                                        651
   Other liabilities                                                             612
   Mortgage notes payable                                                     21,388

Partners' Deficit
   General partners                                            $ (260)
   Limited partners (42,324 units issued and
      outstanding)                                              (1,383)       (1,643)
                                                                            $ 21,358


                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                       2001         2000          2001         2000
Revenues:
   Rental income                     $ 2,045      $ 2,633      $ 4,088       $ 5,230
   Other income                          222          217          467           391
       Total revenues                  2,267        2,850        4,555         5,621

Expenses:
   Operating                             901        1,131        1,661         2,279
   General and administrative            124           93          234           201
   Depreciation                          447          475          891         1,088
   Interest                              454          561          928         1,159
   Property taxes                        211          246          419           531
       Total expenses                  2,137        2,506        4,133         5,258

 Net income                          $   130      $   344      $   422       $   363

Net income allocated
   to general partners (1%)          $     1      $     3      $     4       $     4
Net income allocated
   to limited partners (99%)             129          341          418           359

                                     $   130      $   344      $   422       $   363

Net income per limited
   partnership unit                  $  3.05      $  8.06      $  9.88       $  8.48

Distribution per limited
   partnership unit                  $ 21.55      $ 44.91      $ 71.90       $ 44.91


                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES VI
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324        $    2      $42,324    $42,326

Partners' (deficit) capital at
   December 31, 2000                    42,324        $ (246)     $ 1,242    $   996

Distributions to partners                                (18)      (3,043)    (3,061)

Net income for the six months
   ended June 30, 2001                      --             4          418        422

Partners' deficit at
   June 30, 2001                        42,324        $ (260)     $(1,383)   $(1,643)


                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                                  Six Months Ended
                                                                      June 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                 $   422      $   363
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              891        1,088
        Amortization of discounts and loan costs                  107          182
        Change in accounts:
            Receivables and deposits                              545          380
            Other assets                                          (83)         (13)
            Accounts payable                                       21          (53)
            Tenant security deposit liabilities                     4           (4)
            Accrued property taxes                                 97           55
            Other liabilities                                      26            1

               Net cash provided by operating activities        2,030        1,999

Cash flows from investing activities:
   Property improvements and replacements                        (739)        (343)
   Net withdrawals from (deposits to) restricted escrows          117         (627)

               Net cash used in investing activities             (622)        (970)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (419)        (502)
   Distribution paid to partners                               (3,061)      (2,348)

               Net cash used in financing activities           (3,480)      (2,850)

Net decrease in cash and cash equivalents                      (2,072)      (1,821)
Cash and cash equivalents at beginning of period                2,780        2,901
Cash and cash equivalents at end of period                    $   708      $ 1,080

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   797      $   977

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


                   See Accompanying Notes to Financial Statements

e)
                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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


                                                            Six Months Ended
                                                                June 30,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities           $ 2,030          $ 1,999
        Payments on mortgage notes payable                  (419)            (502)
        Property improvements and replacements              (739)            (343)
        Change in restricted escrows, net                    117             (627)
        Changes in reserves for net operating
           liabilities                                      (610)            (366)
        Change in additional reserves                       (379)            (161)

           Net cash provided by operations               $    --          $    --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $379,000 and $161,000 at June 30, 2001 and 2000, respectively, to fund continuing capital improvements and repairs at the Partnership's investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred for each of the six months ended June 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $229       $296
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)            176        105

During the six months ended June 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $229,000 and $296,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates  of  the  Corporate   General  Partner  received   reimbursements  of
accountable administrative expenses amounting to approximately $176,000 and $105,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,750 limited partnership units in the Partnership representing 63.20% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $1,824,000 (approximately $1,806,000 to the limited partners, $42.67 per limited partnership unit) of cash from operations and approximately $1,237,000 (approximately $29.23 per limited partnership unit) all to the limited partners from the sale proceeds of Foxfire/Barcelona Apartments which sold in November 2000. During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Partnership paid distributions of approximately $1,920,000 ($1,901,000 paid to the limited partners or $44.91 per limited partnership unit).

Note E - Change in Accounting Estimate

During the six months ended June 30, 2001, certain accruals of approximately $132,000 established related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as a reduction of operating expenses in the six month period ended June 30, 2001.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Rocky Creek Apartments
         Augusta, Georgia                              97%            92%

       Carriage House Apartments
         Gastonia, North Carolina                      86%            95%

       Nottingham Square Apartments
         Des Moines, Iowa                              94%            97%

       River Reach Apartments
         Jacksonville, Florida                         96%            96%

       Village Gardens Apartments
         Fort Collins, Colorado                        95%            96%

The increase in average occupancy at Rocky Creek Apartments is attributed to a more aggressive marketing campaign. The decrease in average occupancy at Carriage House Apartments and Nottingham Square Apartments is due to a change in demographics of the market areas in which the investment properties compete and lower interest rates for home buyers.

Results of Operations

The Partnership's net income for the six months ended June 30, 2001, totaled approximately $422,000 as compared to net income of approximately $363,000 for the six months ended June 30, 2000. The Partnership realized net income for the three months ended June 30, 2001, of approximately $130,000 compared to net income of approximately $344,000 for the three months ended June 30, 2000. The increase in net income for the six months ended June 30, 2001 is attributable to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in net income for the three months ended June 30, 2001 is attributable to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in both total revenues and total expenses for the three and six months ended June 30, 2001 is primarily due to the sale of Foxfire/Barcelona Apartments during November 2000. Excluding the impact of the reversal of $132,000 in accruals related to the sale of Foxfire/Barcelona Apartments for the six months ended June 30, 2001 and the impact of the operations of Foxfire/Barcelona Apartments for the three and six months ended June 30, 2000, the Partnership had net income for the three and six months ended June 30, 2001 of approximately $130,000 and $290,000, respectively, versus net income of approximately $184,000 and $223,000 for the three and six months ended June 30, 2000, respectively.

The decrease in net income for the three months ended June 30, 2001 is attributable to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased primarily due to an increase in depreciation expense and interest expense which was partially offset by a decrease in operating expense. The increase in depreciation expense is primarily due to capital improvements placed in service during the last twelve months at the Partnership's investment properties. Interest expense increased as a result of the refinancing of the mortgage encumbering Village Gardens Apartments during December 2000. Operating expense decreased for the three months as a result of a decrease in property expenses which was partially offset by an increase in insurance expense. Insurance expense increased primarily due to an increase in hazard insurance at Nottingham Square Apartments and River Reach Apartments due to an increase in insurance premiums. Property expenses decreased due to a decrease in employee salaries and related benefits at the investment properties. Total revenues increased primarily due to an increase in other income. Other income increased primarily due to an increase in utility reimbursements being charged at the investment properties, partially offset by a decrease in interest income as a result of lower cash balances in interest bearing accounts.

The increase in net income for the six months ended June 30, 2001 is attributable to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in other income and an increase in rental income. The increase in other income is primarily the result of an increase in utility reimbursements being charged at the investment properties. Rental income increased due to an increase in average rental rates at four of the Registrant's investment properties, which more than offset the decrease in occupancy at Carriage House Apartments, Nottingham Square Apartments and Village Gardens Apartments. Total expenses increased primarily due to an increase in operating expense, depreciation expense and interest expense. Operating expense increased as a result of an increase in property expense and insurance expense which more than offset a decrease in maintenance expense. Property expenses increased due to an increase in utility expenses including gas and sewer expenses at the Partnership's investment properties. Insurance expense increased as a result of an increase in insurance premiums primarily at Nottingham Square Apartments and River Reach Apartments. Interest expense increased as discussed above. The increase in depreciation expense is primarily due to capital improvements placed in service during the last twelve months at the Partnership's investment properties.

General and administrative expenses increased for the three and six months ended June 30, 2001 as a result of an increase in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses at both June 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $708,000 as compared to approximately $1,080,000 at June 30, 2000. Cash and cash equivalents decreased approximately $2,072,000 for the six months ended June 30, 2001 from the Partnership's year end of December 31, 2000. The decrease was due to approximately $3,480,000 of cash used in financing activities and approximately $622,000 of cash used in investing activities which was partially offset by approximately $2,030,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions paid to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal, and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Rocky Creek Apartments

During the six months ended June 30, 2001, the Partnership expended approximately $44,000 for budgeted and non budgeted capital improvements at Rocky Creek Apartments primarily consisting of floor covering and appliance replacements, and plumbing enhancements. The improvements were funded from Partnership operating cash flow. Capital improvements of approximately $36,000 have been budgeted for 2001 which include, but are not limited to, plumbing enhancements, and floor covering replacements.

Carriage House Apartments

During the six months ended June 30, 2001, the Partnership expended approximately $106,000 for budgeted and non budgeted capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, wall covering replacements, air conditioning and plumbing improvements, and interior decoration. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $38,000 have been budgeted for 2001 which include, but are not limited to, floor covering replacements, air conditioning improvements, and interior decoration.

Nottingham Square Apartments

During the six months ended June 30, 2001, the Partnership expended approximately $121,000 for capital improvements at Nottingham Square Apartments primarily consisting of floor covering and appliance replacements and air conditioning improvements, and other building improvements. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $513,000 have been budgeted for 2001 which include, but are not limited to, floor covering and appliance replacements, HVAC unit upgrades, and other building improvements.

River Reach Apartments

During the six months ended June 30, 2001, the Partnership expended approximately $187,000 for capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, interior decoration, roof replacement, and major landscaping. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $839,000 have been budgeted for 2001 which included, but are not limited to, floor covering and appliance replacements, interior decoration and HVAC unit upgrades.

Village Gardens Apartments

During the six months ended June 30, 2001, the Partnership expended approximately $16,000 for capital improvements at Village Gardens Apartments primarily consisting of floor covering replacements and parking area upgrades. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $121,000 have been budgeted for 2001 which included, but are not limited to, floor covering and appliance replacements, electrical improvements, water heater replacements, and recreational facilities upgrades.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $21,388,000, net of discounts, has maturity dates ranging from November 2002 to January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $1,824,000 (approximately $1,806,000 to the limited partners, $42.67 per limited partnership unit) of cash from operations and approximately $1,237,000 (approximately $29.23 per limited partnership unit) all to the limited partners from the sale proceeds of Foxfire/Barcelona Apartments which sold in November 2000. During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Partnership paid distributions of approximately $1,920,000 ($1,901,000 paid to the limited partners or $44.91 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for four of the five remaining properties is less than $400 per apartment unit at each property. At June 30, 2001, the reserve account was adequately funded with a balance of approximately $931,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,750 limited partnership units in the Partnership representing 63.20% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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

                                 Date:   July 31, 2001