Form 10QSB
period 2001-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2001-11-02
CIK 730013

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

                 For the quarterly period ended September 30, 2001

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
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $   493
   Receivables and deposits                                                      120
   Restricted escrows                                                            886
   Other assets                                                                  324
   Investment properties:
      Land                                                    $  3,759
      Buildings and related personal property                   41,342
                                                                45,101
      Less accumulated depreciation                            (25,878)       19,223
                                                                            $ 21,046

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $     69
   Tenant security deposit liabilities                                           162
   Accrued property taxes                                                        621
   Other liabilities                                                             601
   Mortgage notes payable                                                     21,205

Partners' Deficit
   General partners                                            $  (260)
   Limited partners (42,324 units issued and
      outstanding)                                              (1,352)       (1,612)
                                                                            $ 21,046


                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                       Three Months Ended         Nine Months Ended

                                         September 30,              September 30,
                                       2001         2000          2001         2000
Revenues:
   Rental income                     $ 2,136      $ 2,648      $ 6,224       $ 7,878
   Other income                          213          230          680           621
       Total revenues                  2,349        2,878        6,904         8,499

Expenses:
   Operating                             936        1,108        2,597         3,387
   General and administrative            109          178          343           379
   Depreciation                          438          675        1,329         1,763
   Interest                              458          574        1,386         1,733
   Property taxes                        202          255          621           786
       Total expenses                  2,143        2,790        6,276         8,048

 Net income                          $   206      $    88      $   628       $   451

Net income allocated
   to general partners (1%)          $     2      $     1      $     6       $     5
Net income allocated
   to limited partners (99%)             204           87          622           446

                                     $   206      $    88      $   628       $   451

Net income per limited
   partnership unit                  $  4.82      $  2.06      $ 14.70       $ 10.54

Distributions per limited
   partnership unit                  $  4.09      $    --      $ 75.99       $ 44.91


                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES VI
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324        $    2      $42,324    $42,326

Partners' (deficit) capital at
   December 31, 2000                    42,324        $ (246)     $ 1,242    $   996

Distributions to partners                                (20)      (3,216)    (3,236)

Net income for the nine months
   ended September 30, 2001                 --             6          622        628

Partners' deficit at
   September 30, 2001                   42,324        $ (260)     $(1,352)   $(1,612)


                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                 $   628      $   451
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                            1,329        1,763
        Amortization of discounts and loan costs                  163          269
        Change in accounts:
            Receivables and deposits                              551          356
            Other assets                                          (64)         (32)
            Accounts payable                                      (91)        (104)
            Tenant security deposit liabilities                    (3)           4
            Accrued property taxes                                 67           87
            Other liabilities                                      15           57

               Net cash provided by operating activities        2,595        2,851

Cash flows from investing activities:
   Property improvements and replacements                      (1,179)        (648)
   Net withdrawals from (deposits to) restricted escrows          185         (669)

               Net cash used in investing activities             (994)      (1,317)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (640)        (754)
   Distributions paid to partners                              (3,236)      (2,348)
   Loan cost paid                                                 (12)          --

               Net cash used in financing activities           (3,888)      (3,102)

Net decrease in cash and cash equivalents                      (2,287)      (1,568)
Cash and cash equivalents at beginning of period                2,780        2,901
Cash and cash equivalents at end of period                    $   493      $ 1,333

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $ 1,203      $ 1,463

At December 31, 2000, accounts payable and fixed assets were adjusted by approximately $265,000 for non-cash activity.

Distributions  paid to partners  include  $428,000 which was accrued at December
31, 1999 and paid during January 2000.


                   See Accompanying Notes to Financial Statements

e)
                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operations activities" in the accompanying statements of cash flows to "Net cash provided by operations," as defined in the Partnership Agreement.


                                                            Nine Months Ended
                                                              September 30,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities           $ 2,595          $ 2,851
        Payments on mortgage notes payable                  (640)            (754)
        Property improvements and replacements            (1,179)            (648)
        Change in restricted escrows, net                    185             (669)
        Changes in reserves for net operating
           liabilities                                      (475)            (368)
        Change in additional reserves                       (486)            (230)

           Net cash provided by operations                $   --           $  182

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash provided by operations of approximately $486,000 and $230,000 at September 30, 2001 and 2000, respectively, to fund continuing capital improvements and repairs at the Partnership's investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred for each of the nine months ended September 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $348       $439
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)            454        245
         Commission to Corporate General Partner          142         --

During the nine months ended September 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $348,000 and $439,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $454,000 and $245,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in this amount for the nine months ended September 30, 2001 is approximately $217,000 of construction service reimbursements.

Pursuant to the Partnership Agreement and in connection with the November 2000 sale of Foxfire/Barcelona Village, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $142,000 was accrued and is included in other liabilities in the accompanying balance sheet at September 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,750 limited partnership units in the Partnership representing 63.20% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.20% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $1,999,000 (approximately $1,979,000 to the limited partners, $46.76 per limited partnership unit) of cash from operations and approximately $1,237,000 (approximately $29.23 per limited partnership unit) all to the limited partners from the sale proceeds of Foxfire/Barcelona Apartments which sold in November 2000. During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $1,920,000 ($1,901,000 paid to the limited partners or $44.91 per limited partnership unit) of cash from operations.

Note E - Change in Accounting Estimate

During the nine months ended September 30, 2001, certain accruals of approximately $132,000 established related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as a reduction of operating expenses in the nine month period ended September 30, 2001.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Rocky Creek Apartments
         Augusta, Georgia                              96%            93%

       Carriage House Apartments
         Gastonia, North Carolina                      88%            95%

       Nottingham Square Apartments
         Des Moines, Iowa                              95%            97%

       River Reach Apartments
         Jacksonville, Florida                         96%            96%

       Village Gardens Apartments
         Fort Collins, Colorado                        96%            96%

The increase in average occupancy at Rocky Creek Apartments is attributed to a more aggressive marketing campaign. The decrease in average occupancy at Carriage House Apartments is due to a change in demographics of the market areas in which the investment property competes, lower interest rates for home buyers and road construction in the area which is limiting road traffic.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001, totaled approximately $628,000 as compared to net income of approximately $451,000 for the nine months ended September 30, 2000. The Partnership's net income for the three months ended September 30, 2001, totaled approximately $206,000 compared to net income of approximately $88,000 for the three months ended September 30, 2000. The increase in net income for the three and nine months ended September 30, 2001 is attributable to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in both total revenues and total expenses for the three and nine months ended September 30, 2001 is primarily due to the sale of Foxfire/Barcelona Apartments during November 2000. Excluding the impact of the reversal of approximately $132,000 in accruals related to the sale of Foxfire/Barcelona Apartments for the nine months ended September 30, 2001 and the impact of the operations of Foxfire/Barcelona Apartments for the three and nine months ended September 30, 2000, the Partnership had net income for the three and nine months ended September 30, 2001 of approximately $204,000 and $495,000, respectively, compared to a net loss of approximately $70,000 and net income of approximately $152,000 for the three and nine months ended September 30, 2000, respectively.

The increase in net income for the three and nine months ended September 30, 2001 is attributable to a decrease in total expenses and an increase in total revenues. Total expenses decreased for both periods primarily due to a decrease in general and administrative expenses partially offset by an increase in operating expense and interest expense. Operating expense increased during the three months ended September 30, 2001 primarily due to an increase in insurance expense and administrative expense partially offset by a decrease in maintenance expense. Operating expense increased during the nine months ended September 30, 2001 primarily due to an increase in insurance expense and property expense partially offset by a decrease in maintenance expense. Insurance expense increased during the three and nine months ended September 30, 2001 primarily due to an increase in insurance premiums at Nottingham Square Apartments and River Reach Apartments. Maintenance expense decreased primarily due to a decrease in contract labor used for cleaning, yard and ground care and parking at several of the investment properties, especially at River Reach Apartments.
Interest expense increased as a result of the refinancing of the mortgage encumbering Village Gardens Apartments during December 2000. Administrative expense increased for the three months ended September 30, 2001 primarily due to increases in employee bonuses at River Reach Apartments and Village Gardens Apartments. Property expense increased for the nine months ended September 30, 2001 due to an increase in utility costs for vacant apartments at several investment properties as a result of their decrease in occupancy.

Total revenues increased during the three and nine months ended September 30, 2001 primarily due to an increase in rental income and other income. Rental income increased primarily due to an increase in average rental rates at four of the Registrant's investment properties. Other income increased primarily due to an increase in utility reimbursements being charged at the investment properties partially offset by a decrease in interest income as a result of lower cash balances in interest bearing accounts.

General and administrative expenses decreased for the three and nine months ended September 30, 2001. The decrease in general and administrative expenses for the three months ended September 30, 2001 is primarily due to a decrease in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. The decrease in general and administrative expenses for the nine months ended September 30, 2001 is primarily due to a decrease in professional expenses necessary to operate the Partnership.

Also included in general and administrative expenses at both September 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $493,000 as compared to approximately $1,333,000 at September 30, 2000. Cash and cash equivalents decreased approximately $2,467,000 for the nine months ended September 30, 2001 from the Partnership's year end of December 31, 2000. The decrease in cash and cash equivalents was due to approximately $3,888,000 of cash used in financing activities and approximately $994,000 of cash used in investing activities which was partially offset by approximately $2,595,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions paid to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and the payment of additional loan costs in connection with the December 2000 refinancing of the Village Gardens Apartments mortgage. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Rocky Creek Apartments

During the nine months ended September 30, 2001, the Partnership expended approximately $72,000 for budgeted and non budgeted capital improvements at Rocky Creek Apartments primarily consisting of floor covering, appliance replacements, and plumbing enhancements. The improvements were funded from Partnership operating cash flow. Capital improvements of approximately $66,000 have been budgeted for 2001 which include, but are not limited to, plumbing enhancements, and floor covering and appliance replacements.

Carriage House Apartments

During the nine months ended September 30, 2001, the Partnership expended approximately $141,000 for budgeted and non budgeted capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, wall covering replacements, air conditioning and plumbing improvements, and interior decoration. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $78,000 have been budgeted for 2001 which include, but are not limited to, floor covering replacements, interior decoration, appliance replacements, and air conditioning improvements.

Nottingham Square Apartments

During the nine months ended September 30, 2001, the Partnership expended approximately $172,000 for capital improvements at Nottingham Square Apartments primarily consisting of floor covering and appliance replacements, air conditioning improvements, and other building improvements. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $550,000 have been budgeted for 2001 which include, but are not limited to, floor covering and appliance replacements and painting.

River Reach Apartments

During the nine months ended September 30, 2001, the Partnership expended approximately $439,000 for capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, interior decoration, roof replacement, major landscaping, and air conditioning and structural improvements. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $966,000 have been budgeted for 2001 which include, but are not limited to, floor covering and appliance replacements, interior decoration, structural improvements, roof replacement, and other building improvements.

Village Gardens Apartments

During the nine months ended September 30, 2001, the Partnership expended approximately $90,000 for capital improvements at Village Gardens Apartments primarily consisting of floor covering and appliance replacements and parking area upgrades. These improvements were funded from Partnership operating cash flow. Capital improvements of approximately $196,000 have been budgeted for 2001 which include, but are not limited to, floor covering and appliance replacements, plumbing enhancements, parking area upgrades and recreational facilities upgrades.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $21,205,000, net of discounts, has maturity dates ranging from November 2002 to January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $1,999,000 (approximately $1,979,000 to the limited partners, $46.76 per limited partnership unit) of cash from operations and approximately $1,237,000 (approximately $29.23 per limited partnership unit) all to the limited partners from the sale proceeds of Foxfire/Barcelona Apartments which sold in November 2000. During the two months ended December 31, 1999, a distribution was approved and accrued for approximately $428,000 (approximately $424,000 to the limited partners, $10.02 per limited partnership unit) from operations. The distribution was paid during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $1,920,000 ($1,901,000 paid to the limited partners or $44.91 per limited partnership unit) of cash from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for four of the five remaining properties is less than $400 per apartment unit at each property. At September 30, 2001, the reserve account was adequately funded with a balance of approximately $862,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,750 limited partnership units in the Partnership representing 63.20% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.20% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                 Date:   October 30, 2001