Form 10KSB
period 2001-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2002-03-25
CIK 730013

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $9,289,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO.

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

Commencing March 22, 1984, the Registrant offered up to 34,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account pursuant to a Registration Statement filed with the Securities and Exchange Commission. By means of Supplement No. 4 dated September 28, 1984, the Partnership offered for sale an additional 15,000 Units. The
Corporate General Partner purchased 100 units as required by the Partnership Agreement.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:


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

Rocky Creek Apartments           06/29/84     Fee ownership subject      Apartment
  Augusta, Georgia                            to first and second        120 units
                                              mortgages

Carriage House Apartments        06/29/84     Fee ownership subject      Apartment
  Gastonia, North Carolina                    to first and second        102 units
                                              mortgages

Nottingham Square Apartments     08/31/84     Fee ownership subject      Apartment
  Des Moines, Iowa                            to first and second        442 units
                                              mortgages

River Reach Apartments           01/30/85     Fee ownership subject      Apartment
  Jacksonville, Florida                       to first and second        298 units
                                              mortgages

Village Garden Apartments        03/01/85     Fee ownership subject      Apartment
  Fort Collins, Colorado                      to first mortgage          141 units



Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
--------               -----    ------------     ----       ------      ---------
                          (in thousands)                             (in thousands)

Rocky Creek
  Apartments          $ 4,838     $ 2,717      5-35 yrs       SL         $   646

Carriage House
  Apartments            4,299       2,777      5-27 yrs       SL             589

Nottingham Square
  Apartments           15,794       9,484      5-29 yrs       SL           3,314

River Reach
  Apartments           16,054       8,806      5-27 yrs       SL           3,995

Village Garden
  Apartments            4,725       2,548      5-30 yrs       SL           1,269
                       ------      ------                                 ------

                      $45,710     $26,332                                $ 9,813
                       ======      ======                                 ======

See "Note A" to financial statements in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                          Principal
                       Balance At                                           Balance
                      December 31,    Interest     Period     Maturity      Due At
Property                  2001          Rate     Amortized      Date      Maturity(2)
--------                  ----          ----     ---------      ----      -----------
                     (in thousands)                                     (in thousands)

Rocky Creek
   Apartments
  1st mortgage          $ 1,813        7.60%        (1)       11/15/02     $ 1,737
   2nd mortgage              74        7.60%        (1)       11/15/02          74

Carriage House
   Apartments
  1st mortgage            1,672        7.60%        (1)       11/15/02       1,601
  2nd mortgage               68        7.60%        (1)       11/15/02          68

Nottingham Square
   Apartments
  1st mortgage            6,544        7.60%        (1)       11/15/02       6,268
  2nd mortgage              268        7.60%        (1)       11/15/02         268

River Reach
   Apartments
  1st mortgage            6,150        7.60%        (1)       11/15/02       5,890
  2nd mortgage              252        7.60%        (1)       11/15/02         252

Village Garden
   Apartments
  1st mortgage            4,422        7.22%      20 years    01/01/21          --
                         ------                                             ------
                         21,263                                            $16,158
                                                                            ======
Less unamortized
  discount                 (187)
                         ------

                        $21,076

     (1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

     (2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2001 and 2000 for each property:



                                 Average Annual
                                  Rental Rates                  Average Annual
                                   (per unit)                     Occupancy
                               Twelve Months Ended           Twelve Months Ended
                           December 31,   December 31,   December 31,   December 31,
                               2001           2000           2001           2000
                               ----           ----           ----           ----

Rocky Creek Apartments       $7,233         $7,221           95%             92% (1)
Carriage House
 Apartments                   7,971          7,949           89%             94% (2)
Nottingham Square
  Apartments                  7,629          7,332           95%             96%
River Reach Apartments        9,269          8,988           96%             96%
Village Garden
 Apartments                   8,682          8,423           96%             97%


   (1) The increase in average occupancy at Rocky Creek Apartments is attributable to a more aggressive marketing campaign.

   (2) The decrease in average occupancy at Carriage House Apartments is due to a slow down in the economy in the market area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were as follows:

                                     2001              2001
                                    Billing            Rate
                                    -------            ----
                                (in thousands)

Rocky Creek Apartments              $ 27                2.79%
Carriage House Apartments             44                1.41%
Nottingham Square Apartments         462                3.30%
River Reach Apartments               206                1.90%
Village Garden Apartments             56                8.90%

Capital Improvements

Rocky Creek Apartments

During the year ended December 31, 2001, the Partnership expended approximately $86,000 for capital improvements at Rocky Creek Apartments primarily consisting of floor covering, appliance replacements, and plumbing enhancements. The improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the year ended December 31, 2001, the Partnership expended approximately $155,000 for capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, wall covering replacements, air conditioning and plumbing improvements, and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $31,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square Apartments

During the year ended December 31, 2001, the Partnership expended approximately $311,000 for capital improvements at Nottingham Square Apartments primarily consisting of floor covering and appliance replacements, air conditioning improvements, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $133,000.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.


River Reach Apartments

During the year ended December 31, 2001, the Partnership expended approximately $846,000 for capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, interior decoration, roof replacement, major landscaping, and air conditioning and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $89,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Garden Apartments

During the year ended December 31, 2001, the Partnership expended approximately $139,000 for capital improvements at Village Garden Apartments primarily consisting of floor covering and appliance replacements and parking area and water heater upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $42,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Partners
            -------------------------------------------

During the quarter ended December 31, 2001, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Security Holder
          ----------------------------------------------------------------------
          Matters
          -------

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units (the "Units") aggregating $42,324,000 inclusive of 100 units purchased by the Corporate General Partner. At December 31, 2001, the Partnership had 1,641 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 26,787 units or 63.29% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000. (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                        ---------        ----------------
                                      (in thousands)

       01/01/00 - 12/31/00            $11,086  (1)            $261.41

       01/01/01 - 12/31/01              3,236  (2)              75.99

(1) Consists of approximately $2,200,000 of cash from operations to all partners, approximately $1,886,000 of cash from refinance proceeds of Village Garden Apartments to the limited partners and approximately $7,000,000 of cash from sale proceeds of Foxfire/Barcelona to the limited partners.

(2) Consists of approximately $1,999,000 of cash from operations to all partners and approximately $1,237,000 of additional sale proceeds of Foxfire/Barcelona paid to the limited partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2002 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for all of the properties, except Village Garden, maintained by the mortgage lender is less than $400 per apartment unit at such property. The reserve accounts are currently fully funded. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,787 limited partnership units in the Partnership representing 63.29% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.29% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.


Item 6.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001, totaled approximately $890,000 compared to net income of approximately $8,211,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 is primarily due to the sale of Foxfire/Barcelona Apartments during November 2000.

On November 14, 2000, the Partnership sold Foxfire/Barcelona Apartments to an unaffiliated third party for $14,150,000. After payment of closing costs of approximately $226,000 the net proceeds received by the Partnership were approximately $13,924,000. The Partnership used a portion of the proceeds to repay the mortgages encumbering the property of approximately $5,166,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2000 of approximately $8,067,000 and a loss on early extinguishment of debt of approximately $300,000 consisting of a prepayment penalty and the write-off of unamortized loan costs and mortgage discount.

Excluding the impact of the sale and operations of Foxfire/Barcelona, net income increased approximately $542,000 for the year ended December 31, 2001, compared to the corresponding period in 2000. The increase in net income was due to an increase in total revenues, a decrease in total expenses, and the recognition of a loss on early extinguishment of debt in 2000 related to the refinancing of the mortgage notes payable encumbering Village Garden Apartments (see discussion in "Liquidity and Capital Resources"). The increase in total revenues is attributable to an increase in rental and other income. Rental income increased primarily as a result of increases in the average rental rates at all of the Partnership's properties and an increase in occupancy at Rocky Creek Apartments. The increase in other income is due to increase in utility reimbursements being charged at the investment properties, slightly offset by a decrease in interest income as a result of lower average cash balances in interest bearing accounts.

The   decrease  in  total   expenses  is  due  to  a  decrease  in  general  and
administrative expenses partially offset by an increase in operating and interest expenses. Operating expense increased due to increases in insurance and property expenses partially offset by a decrease in maintenance expense. Insurance expenses increased primarily due to an increase in insurance premiums at all of the investment properties. Property expense increased primarily due to an increase in salaries and related expenses and the cost of natural gas and sewer at Nottingham Square. The decrease in maintenance expense is due to a decrease in contract labor used for cleaning, yard and ground care and snow removal, especially at Nottingham Square Apartments and River Reach Apartments. The increase in interest expense was primarily due to the Partnership's refinancing of Village Garden Apartments mortgage note in December 2000 resulting in a higher debt balance in 2001.

General and administrative expenses decreased for the year ended December 31, 2001 due to a decrease in professional expenses necessary for the administration of the Partnership. Included in general and administrative expenses are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $565,000 compared to approximately $2,780,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $2,215,000 is due to approximately $4,112,000 and $1,490,000 of cash used in financing activities and investing activities, respectively, which was partially offset by approximately $3,387,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's properties and payment of additional loan costs in connection with the December 2000 refinancing of the Village Garden Apartments mortgage. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and proceeds from the sale of land. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted by the Partnership is expected to be $300 per unit or approximately $331,000. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Village Garden Apartments. The refinancing replaced mortgage indebtedness of approximately $2,325,000 with a new mortgage of $4,518,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of principal and interest are due each month until the loan matures on January 1, 2021, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $120,000. Prepayment penalties of approximately $83,000 and the write-off of unamortized loan costs and mortgage discount of approximately $69,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $152,000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness, exclusive of the Village Garden's mortgage, of approximately $16,654,000, net of discount, has a maturity date of November 2002 at which time balloon payments totaling $16,158,000 are due. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure. During the year ended December 31, 2001, the Partnership recognized approximately $7,962,000 in total revenues and approximately $7,623,000 in total expense at the investment properties which have balloon payments due in 2002. Loss of such properties through foreclosure would represent a substantial portion of the Partnership's operations.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $1,999,000 (approximately $1,979,000 to the limited partners or $46.76 per limited partnership unit) of cash from operations and approximately $1,237,000 ($29.23 per limited partnership unit) to the limited partners from the sale proceeds of Foxfire/Barcelona Apartments which sold in November 2000. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $11,086,000 (approximately $11,064,000 to the limited partners or $261.41 per limited partnership unit) were paid to the partners. The distributions consisted of approximately
$2,200,000 (approximately $2,178,000 to the limited partners or $51.46 per limited partnership unit) from operations, approximately $1,886,000 ($44.56 per limited partnership unit) of cash from the refinance proceeds of Village Garden to the limited partners and approximately $7,000,000 ($165.39 per limited partnership unit) of cash from the sale proceeds of Foxfire/Barcelona all to the limited partners. In addition, a cash distribution of approximately $428,000 was paid to the partners relating to a payable at December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2002 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property exclusive of Village Garden maintained by the mortgage lender is less than $400 per apartment unit at such property. As of December 31, 2001, the Partnership has met the minimum reserve requirement.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,787 limited partnership units (the "Units") in the Partnership representing 63.29% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.29% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements


SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VI


We have audited the accompanying balance sheet of Shelter Properties VI as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $   565
   Receivables and deposits                                                      172
   Restricted escrows                                                            912
   Other assets                                                                  247
   Investment properties (Notes B and F):
      Land                                                    $  3,745
      Buildings and related personal property                   41,965
                                                                ------
                                                                45,710
      Less accumulated depreciation                            (26,332)       19,378
                                                                ------        ------
                                                                            $ 21,274

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $   286
   Tenant security deposit liabilities                                           156
   Accrued property taxes                                                        572
   Other liabilities                                                             392
   Due to Affiliates (Note E)                                                    142
   Mortgage notes payable (Note B)                                            21,076

Partners' Deficit
   General partners                                            $ (257)
   Limited partners (42,324 units issued and
      outstanding)                                              (1,093)       (1,350)
                                                                ------        ------
                                                                            $ 21,274


                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)


                                                            Twelve Months Ended
                                                        December 31,  December 31,
                                                            2001          2000
                                                            ----          ----

 Revenues:
   Rental income                                          $  8,359       $ 10,213
   Other income                                                930            836
   Gain on sale of investment property (Note G)                 --          8,067
                                                           -------        -------
      Total revenues                                         9,289         19,116
                                                           -------        -------

Expenses:
   Operating                                                 3,440          4,419
   General and administrative                                  446            523
   Depreciation                                              1,783          2,282
   Interest                                                  1,924          2,244
   Property taxes                                              806            985
                                                           -------        -------
      Total expenses                                         8,399         10,453
                                                           -------        -------

Income before extraordinary item                               890          8,663
Extraordinary loss on early extinguishment
 of debt (Notes B and G)                                        --           (452)
                                                           -------        -------

Net income                                                $    890       $  8,211
                                                           =======        =======

Net income allocated to general
   partners (1%)                                          $      9       $     82
Net income allocated to limited
   partners (99%)                                              881          8,129
                                                           -------        -------
                                                          $    890       $  8,211
                                                           =======        =======

Per limited partnership unit:
  Income before extraordinary item                        $  20.82       $ 202.64
  Extraordinary loss on early extinguishment of debt            --         (10.57)
                                                           -------        -------
                                                          $  20.82       $ 192.07
                                                           =======        =======

Distributions per limited partnership                     $  75.99       $ 261.41
                                                           =======        =======


                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           42,324      $     2     $ 42,324   $ 42,326
                                         ======       ======       ======     ======

Partners' (deficit) capital
   at December 31, 1999                  42,324      $  (306)    $  4,177   $  3,871

Distributions to partners                    --          (22)     (11,064)   (11,086)

Net income for the year ended
   December 31, 2000                         --           82        8,129      8,211
                                         ------       ------       ------     ------

Partners' (deficit) capital at
   December 31, 2000                     42,324         (246)       1,242        996

Distributions to partners                    --          (20)      (3,216)    (3,236)

Net income for the year
   ended December 31, 2001                   --            9          881        890
                                         ------       ------       ------     ------

Partners' deficit at
   December 31, 2001                     42,324      $  (257)    $ (1,093)  $ (1,350)
                                         ======       ======       ======     ======


                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Twelve Months Ended
                                                         December 31,    December 31,
                                                             2001            2000
                                                             ----            ----
Cash flows from operating activities:
 Net income                                                $    890       $  8,211
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                               1,783          2,282
   Amortization of discounts and loan costs                     276            343
   Gain on sale of investment property                           --         (8,067)
   Extraordinary loss on early extinguishment
     of debt                                                     --            452
   Change in accounts:
     Receivables and deposits                                   499             (9)
     Other assets                                                (5)            23
     Accounts payable                                           (13)           (50)
     Tenant security deposit liabilities                         (9)           (50)
     Accrued taxes                                               18           (101)
     Due to Affiliates                                           --            142
     Other liabilities                                          (52)          (149)
                                                            -------        -------
       Net cash provided by operating activities              3,387          3,027
                                                            -------        -------
 Cash flows from investing activities:
   Property improvements and replacements                    (1,663)          (935)
   Net withdrawals from (deposits to) restricted
     escrows                                                    159           (305)
   Proceeds from sale of land                                    14             --
   Proceeds from the sale of investment property                 --         13,924
                                                            -------        -------
       Net cash (used in) provided by investing
         activities                                          (1,490)        12,684
                                                            -------        -------
 Cash flows from financing activities:
   Payments on mortgage notes payable                          (864)          (986)
   Repayment of mortgage notes payable                           --         (7,491)
   Proceeds from refinancing                                     --          4,518
   Debt extinguishment costs                                     --           (251)
   Loan costs paid                                              (12)          (108)
   Distributions to partners                                 (3,236)       (11,514)
                                                            -------        -------
       Net cash used in financing activities                 (4,112)       (15,832)
                                                            -------        -------
Net decrease in cash and cash equivalents                    (2,215)          (121)
Cash and cash equivalents at beginning of the year            2,780          2,901
                                                            -------        -------
Cash and cash equivalents at end of the year               $    565       $  2,780
                                                            =======        =======
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  1,605       $  1,927
                                                            =======        =======
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
  accounts payable                                         $    139       $    265
                                                            =======        =======

A distribution of approximately $428,000 was paid during the year ended December
31, 2000 which had been declared and accrued as of December 31, 1999.

                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                          Note to Financial Statements

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates five apartment properties located in Georgia, North Carolina, Iowa, Florida and Colorado.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statement of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                      Twelve Months Ended
                                                 December 31,     December 31,
                                                     2001             2000
                                                     ----             ----

                                                         (in thousands)
Net cash provided by operating
   activities                                       $ 3,387          $ 3,027
  Payments on mortgage notes payable                   (864)            (986)
  Property improvements and replacements             (1,663)            (935)
  Change in restricted escrows, net                     159             (305)
  Changes in reserves for net
     operating liabilities                             (438)             194
  (Additional) release of operating
    reserves                                           (581)             310
                                                     ------           ------

     Net cash provided by operations                $    --          $ 1,305
                                                     ======           ======

The Corporate General Partner reserved approximately $581,000 during the year ended December 31, 2001. During the twelve months ended December 31, 2000, the Corporate General Partner released previously reserved funds of approximately $310,000.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property exclusive of Village Garden for a total of approximately $385,000 to $962,000. As of December 31, 2001, the Partnership has deposits of approximately $892,000 in its Reserve Account.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $510,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: In relation to the mortgages at all of the properties except Village Garden Apartments, the mortgage lenders have required a "Replacement Reserve" for certain capital improvements. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until the accounts equal the minimum balance of $400 for each respective property. At December 31, 2001, the balance was approximately $892,000. With the December 2000 refinancing of Village Garden Apartments, the previous reserve requirement of $400 per apartment unit was released and the balance in these accounts of approximately $125,000 was returned to the Partnership during the year ended December 31, 2001.

Capital Reserves: In connection with the December 2000 refinancing of Village Garden Apartments approximately $24,000 of the net proceeds were placed in a capital reserve account to be used for property improvements as specified in the loan agreement. At December 31, 2001 the balance in this account was approximately $20,000.

Other Reserves: The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the year ending December 31, 2001 and 2000 was a decrease of approximately $438,000 and an increase of approximatley $194,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued proeprty taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his or her objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions acquired before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs of approximately $784,000, less accumulated amortization of approximately $607,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $129,000 and $156,000 for the years ended December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2000 information to conform to the 2001 presentation. These reclassifications had no impact on net income or partners' capital as previously reported.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2001        Interest     Rate      Date       Maturity
--------                          ----        --------     ----      ----       --------
                                   (in thousands)                            (in thousands)
Rocky Creek Apartments
 1st mortgage                   $ 1,813       $ 19        7.60%    11/15/02      $ 1,737
 2nd mortgage                        74          (a)      7.60%    11/15/02           74

Carriage House Apartments
 1st mortgage                     1,672          17       7.60%    11/15/02        1,601
 2nd mortgage                        68          (a)      7.60%    11/15/02           68

Nottingham Square
  Apartments
 1st mortgage                     6,544          68       7.60%    11/15/02        6,268
 2nd mortgage                       268           2       7.60%    11/15/02          268

River Reach Apartments
 1st mortgage                     6,150          64       7.60%    11/15/02        5,890
 2nd mortgage                       252           2       7.60%    11/15/02          252

Village Garden Apartments
 1st mortgage                     4,422          36       7.22%    01/01/21           --
                                 ------        ----                               ------

                                 21,263       $ 208                              $16,158
                                               ====                               ======

Less unamortized discounts         (187)
                                -- ----
Total                           $21,076
                                 ======

(a)   Monthly payment including interest is less than $1,000.

The Partnership exercised interest rate buy-down options for all of the properties except Village Garden when the debt was refinanced in 1992, thereby, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $1,535,000 and is being amortized as a loan discount using the effective interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%. During the fourth quarter of 2001, the Partnership increased the amortization expense on the debt discount by approximately $58,000. The effect on the first, second and third interim periods of 2001 was not material.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Village Garden Apartments. The refinancing replaced mortgage indebtedness of approximately $2,325,000 with a new mortgage of $4,518,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of principal and interest are due each month until the loan matures on January 1, 2021, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $120,000. Prepayment penalties of approximately $83,000 and the write-off of unamortized loan costs and mortgage discount of approximately $69,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $152,000.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes are subject to prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                                     2002      $16,953
                                     2003          120
                                     2004          129
                                     2005          139
                                     2006          149
                                  Thereafter     3,773
                                                ------
                                               $21,263

Note C - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $1,999,000 (approximately $1,979,000 to the limited partners or $46.76 per limited partnership unit) of cash from operations and approximately $1,237,000 ($29.23 per limited partnership unit) to the limited partners from the sale of Foxfire/Barcelona Apartments which sold in November 2000. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $11,086,000 (approximately $11,064,000 to the limited partners or $261.41 per limited partnership unit) were paid to the partners. The distributions consisted of approximately $2,200,000 (approximately $2,178,000 to the limited partners or $51.46 per limited partnership unit) from operations, approximately $1,886,000 ($44.56 per limited partnership unit) of cash from the refinance proceeds of Village Garden to the limited partners and approximately $7,000,000 ($165.39 per limited partnership unit) of cash from sale proceeds of Foxfire/Barcelona to the limited partners. In addition a cash distribution of approximately $428,000 was paid to the partners relating to a payable at December 31, 1999.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                   For The Twelve Months Ended
                                                   December 31,   December 31,
                                                       2001           2000
                                                       ----           ----

Net income as reported                                $ 890          $ 8,211
Add (deduct):
     Amortization of present value
       discounts                                          54              --
     Depreciation differences                            (40)             28
     Change in prepaid rental income                      32            (190)
     Other                                                22           2,401
                                                   ----   --      -    -----

Federal taxable income                                $ 958          $10,450
                                                       ====           ======

Federal taxable income per limited
     partnership unit                                $ 22.40         $243.02
                                                      ======          ======

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net liabilities as reported              $ (1,350)
            Land and buildings                            960
            Accumulated depreciation                  (10,525)
            Syndication                                 5,286
            Other                                         249
                                                      -------

            Net liabilities - tax basis              $ (5,380)
                                                      =======


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                 Twelve Months Ended
                                            December 31,    December 31,
                                                2001            2000
                                                ----            ----
                                                   (in thousands)
Property management fees (included in
  operating expense)                           $ 501           $ 560
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and
  investment properties)                         609             348
Fee to Corporate General Partner
  (included in loan costs)                        --              45
Commission to Corporate General Partner
  (included in gain on sale of
  investment property and other
  liabilities)                                    --             142

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $501,000 and $560,000 during the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $609,000 and $348,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $296,000 and $16,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the fee of approximately $142,000 was accrued and is included in due to affiliates in the accompanying balance sheet at December 31, 2001.

In connection with the December 2000 refinancing of the mortgage encumbering Village Garden Apartments, the Corporate General Partner was entitled to a fee of 1% for its assistance in obtaining the financing. Accordingly, approximately $45,000 was paid to the Corporate General Partner in December 2000 and is included in other assets.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,787 limited partnership units (the "Units") in the Partnership representing 63.29% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.29% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               --------------
                                               (in thousands)
                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
       Description          Encumbrances     Land      Property     Acquisition
       -----------          ------------     ----      --------     -----------
                           (in thousands)                         (in thousands)
Rocky Creek Apartments        $ 1,887        $ 168     $ 3,821         $ 849
Carriage House
  Apartments                    1,740           166      3,038          1,095
Nottingham Square
  Apartments                    6,812         1,133      9,980          4,681
River Reach Apartments          6,402         1,872     10,854          3,328
Village Garden
  Apartments                    4,422           420      3,050          1,255
                                -----        ------      -----          -----
Totals                        $21,263       $ 3,759    $30,743        $11,208
                               ======        ======     ======         ======

                               Gross Amount At Which Carried
                                    At December 31, 2001
                                    --------------------
                                       (in thousands)



                                 Buildings
                                    And
                                  Related                      Date of            Depreciable
                                  Personal        Accumulated Construc-   Date      Life-
       Description         Land   Property Total  Depreciation  tion    Acquired    Years
Rocky Creek Apartments
Augusta, Georgia          $   168 $ 4,670  $4,838    $ 2,717     1979    06/29/84     5-35

Carriage House Apartments
Gastonia, North Carolina      152   4,147   4,299      2,777   1970-1971 06/29/84     5-27

Nottingham Square
Apartments
Des Moines, Iowa            1,133  14,661  15,794      9,484     1972    08/31/84     5-29

River Reach Apartments
Jacksonville, Florida       1,872  14,182  16,054      8,806     1971    01/30/85     5-27

Village Garden Apartments
Fort Collins, Colorado        420   4,305  4,725       2,548     1974    03/01/85     5-30
                           ------  ------   -----      -----

         Totals           $ 3,745 $41,965  $45,710  $26,332
                           ======  ======   ======   ======

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                                       Twelve Months Ended
                                                  December 31,   December 31,
                                                      2001           2000
                                                      ----           ----
Investment Properties
Balance at beginning of period                      $44,187       $55,486
    Property improvements                             1,537         1,200
    Property dispositions                               (14)      (12,499)
                                                     ------        ------
Balance at end of period                            $45,710       $44,187
                                                     ======        ======

Accumulated Depreciation

Balance at beginning of period                      $24,549       $29,198
    Additions charged to expense                      1,783         2,282
    Property dispositions                                --        (6,931)
                                                     ------        ------
Balance at end of period                            $26,332       $24,549
                                                     ======        ======

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and December 31, 2000 is approximately $46,670,000 and $45,147,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and December 31, 2000 is approximately $36,857,000 and $35,034,000, respectively.

Note G - Sale of Investment Property

On November 14, 2000, the Partnership sold Foxfire/Barcelona Apartments to an unaffiliated third party for $14,150,000. After payment of closing costs of approximately $226,000, the net proceeds received by the Partnership were approximately $13,924,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $5,166,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2000 of approximately $8,067,000 and a loss on early extinguishment of debt of approximately $300,000 consisting of a prepayment penalty and the write-off of unamortized loan costs and mortgage discount. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $142,000 was accrued and unpaid at December 31, 2001.

Note H - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            Name                  Age    Position

            Patrick J. Foye       44     Executive Vice President and Director

            Martha L. Long        42     Senior Vice President and Controller

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $57,000 and non-audit services (principally tax-related) of approximately $29,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      3,364             7.95%
Insignia Properties LP
 (an affiliate of AIMCO)                     11,547            27.28%
AIMCO Properties, L.P.
 (an affiliate of AIMCO)                     11,876            28.06%

Cooper River Properties LLC and Insignia Properties LP are directly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Their business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 units as required by the terms of the Partnership Agreement. AIMCO Properties, L.P., the other general partner, acquired 310 units during the current fiscal year increasing its ownership to 11,876 or 28.06% of the outstanding units.


Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and/or its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                 Twelve Months Ended
                                            December 31,    December 31,
                                                2001            2000
                                                ----            ----
                                                   (in thousands)

Property management fees                       $ 501           $ 560
Reimbursement for services of affiliates         609             348
Fee to Corporate General Partner                  --              45
Commission to Corporate General Partner           --             142

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $501,000 and $560,000 during the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $609,000 and $348,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $296,000 and $16,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the fee of approximately $142,000 was accrued and is included in due to affiliates in the accompanying balance sheet at December 31, 2001.

In connection with the December 2000 refinancing of the mortgage encumbering Village Garden Apartments, the Corporate General Partner was entitled to a fee of 1% for its assistance in obtaining the financing. Accordingly, approximately $45,000 was paid to the Corporate General Partner in December 2000 and is included in other assets.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,787 limited partnership units (the "Units") in the Partnership representing 63.29% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 63.29% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.


                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibits:

                  None.

            (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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


                                    Date: March 25, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye      Executive Vice President            Date:March 25, 2002
------------------
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President               Date:March 25, 2002
-----------------
Martha L. Long          and Controller

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

     (d) Second Assignment of Leases and Rents dated October 28, 1992 between Shelter Properties VI and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties VI and First Commonwealth Realty Credit Corporation, relating to the following properties: Rocky Creek, Carriage House, Marble Hills, Nottingham, Foxfire/Barcelona, River Reach and Village Garden.*

     (g) Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Garden Apartments.

     (h) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Garden Apartments. Filed with Form 8-K on February 1, 2001 and incorporated herein.

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