Form 10QSB
period 2002-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2002-05-14
CIK 730013

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

                   For the quarterly period ended March 31, 2002

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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $   477
   Receivables and deposits                                                      189
   Restricted escrows                                                            842
   Other assets                                                                  428
   Investment properties:
      Land                                                    $  3,745
      Buildings and related personal property                   42,255
                                                                46,000
      Less accumulated depreciation                            (26,798)       19,202
                                                                            $ 21,138

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 204
   Tenant security deposit liabilities                                           168
   Accrued property taxes                                                        470
   Other liabilities                                                             385
   Due to affiliates                                                             142
   Mortgage notes payable                                                     20,893

Partners' Deficit
   General partners                                            $ (255)
   Limited partners (42,324 units issued and
      outstanding)                                                (869)       (1,124)
                                                                            $ 21,138

                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                                Three Months Ended
                                                                       March 31,
                                                                2002          2001
                                                                           (Restated)
Revenues:
   Rental income                                               $2,098        $2,043
   Other income                                                   219           245
      Total revenues                                            2,317         2,288

Expenses:
   Operating                                                      850           892
   General and administrative                                     131           110
   Depreciation                                                   466           444
   Interest                                                       439           474
   Property taxes                                                 205           208
      Total expenses                                            2,091         2,128

Income from continuing operations                                 226           160
Income from discontinued operations (Note A)                       --           132

Net income                                                     $  226         $ 292

Net income allocated to general partners (1%)                  $    2         $   3
Net income allocated to limited partners (99%)                    224           289
                                                               $  226         $ 292
Per limited partnership unit:
  Income from continuing operations                            $ 5.29        $ 3.73
  Income from discontinued operations                              --          3.10

Net income                                                     $ 5.29        $ 6.83

Distributions per limited partnership unit                      $ --         $50.35


                   See Accompanying Notes to Financial Statements

c)

                              SHELTER PROPERTIES VI
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2001                    42,324        $ (257)     $(1,093)   $(1,350)

Net income for the three months
   ended March 31, 2002                     --             2          224        226

Partners' deficit at
   March 31, 2002                       42,324        $ (255)     $ (869)    $(1,124)


                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                 $   226      $   292
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              466          444
        Amortization of discounts and loan costs                   63           55
        Change in accounts:
            Receivables and deposits                              (17)         540
            Other assets                                         (199)        (110)
            Accounts payable                                       57          (51)
            Tenant security deposit liabilities                    12           --
            Accrued property taxes                               (102)         (85)
            Other liabilities                                      (7)        (197)
               Net cash provided by operating activities          499          888

Cash flows from investing activities:
   Property improvements and replacements                        (429)        (388)
   Net withdrawals from restricted escrows                         70          238
               Net cash used in investing activities             (359)        (150)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (228)        (198)
   Distribution paid to partners                                   --       (2,144)
               Net cash used in financing activities             (228)      (2,342)

Net decrease in cash and cash equivalents                         (88)      (1,604)
Cash and cash equivalents at beginning of period                  565        2,780
Cash and cash equivalents at end of period                    $   477      $ 1,176

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   398      $   392

Supplemental disclosure of non-cash flow information:

At December 31, 2001, approximately $139,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2002.


                   See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of March 31, 2001 to reflect the operations of Foxfire/Barcelona Apartments as income from discontinued operations.

During the first quarter 2001, certain accruals of approximately $132,000 established related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as income from discontinued operations in the three month period ended March 31, 2001.

Note B - Reconciliation of Cash Flows

The following is a reconciliation of "Net cash provided by operating activities" on the accompanying statements of cash flows to "Net cash from operations", as defined in the partnership agreement of the Partnership (the "Partnership Agreement"). However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                              Three Months Ended
                                                                  March 31,
                                                             2002          2001
                                                                (in thousands)
     Net cash provided by operating activities              $ 499          $ 888
        Payments on mortgage notes payable                    (228)          (198)
        Property improvements and replacements                (429)          (388)
        Change in restricted escrows, net                       70            238
        Changes in reserves for net operating
           liabilities                                         256            (97)
        (Additions to) release of operating reserves          (168)           474
           Net cash provided by operations                   $ --          $ 917

At March 31, 2002, the Corporate General Partner reserved approximately $168,000 to fund capital improvements at its properties. During the three months ended March 31, 2001 the Corporate General Partner released previously reserved funds of approximately $474,000.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $119,000 and $115,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $140,000 and $77,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating and general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $34,000 and $1,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the fee of approximately $142,000 was accrued and is included in due to affiliates in the accompanying balance sheet at March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $102,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Rocky Creek Apartments
         Augusta, Georgia                              87%            97%

       Carriage House Apartments
         Gastonia, North Carolina                      91%            86%

       Nottingham Square Apartments
         Des Moines, Iowa                              96%            94%

       River Reach Apartments
         Jacksonville, Florida                         97%            97%

       Village Garden Apartments
         Fort Collins, Colorado                        93%            95%

The increase in average occupancy at Carriage House Apartments is attributed to a more aggressive marketing campaign and rental concessions. The decrease in average occupancy at Rocky Creek is due to more tenants purchasing homes instead of renting due to low interest rates.

Results of Operations

The Partnership realized net income of approximately $226,000 for the three months ended March 31, 2002, compared to net income of approximately $292,000 for the three months ended March 31, 2001. The decrease in net income is due to the reduction in 2001 of certain accruals related to the sale of Foxfire/Barcelona Apartments during 2000 which is included in income from discontinued operations. Effective January 1, 2002, the Partnership adopted
Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of March 31, 2001 to reflect the operations of Foxfire/Barcelona Apartments as income from discontinued operations.

The Partnership recognized income from continuing operations of approximately $226,000 for the three months ended March 31, 2002, compared to income from continuing operations of approximately $160,000 for the three months ended March 31, 2001. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income offset by a decrease in other income. Rental income increased due to an increase in average rental rates at Village Garden, Nottingham Square, and River Reach Apartments and an increase in occupancy at Carriage House and Nottingham Apartments, which more than offset the decrease in occupancy at Rocky Creek and Village Garden Apartments. The decrease in other income is due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts partially offset by an increase in utility reimbursements and lease cancellation fees at River Reach Apartments.

Total expenses decreased due to decreases in operating expenses partially offset by increases in depreciation and general and administrative expenses. The decrease in operating expense is due to a decrease in maintenance expense partially offset by an increase in insurance expense. The decrease in maintenance expense is primarily due to decreases in snow removal at Nottingham Square Apartments and contract services at Carriage House Apartments. The increase in insurance expense is due to increases in insurance premiums at all of the investment properties. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months.

General and administrative expenses increased for the three months ended March 31, 2002 due to an increase in the management reimbursements to the Corporate General Partner allowed under the Partnership Agreement partially offset by a decrease in administrative expenses necessary for the administration of the Partnership. In addition to management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership held cash and cash equivalents of approximately $477,000 compared to approximately $1,176,000 at March 31, 2001. Cash and cash equivalents decreased approximately $88,000 since December 31, 2001 due to approximately $228,000 and $359,000 of cash used in financing and investing activities, respectively, partially offset by approximately $499,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements which were partially offset by withdrawals from restricted escrows maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $33,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements, plumbing enhancements and appliance replacements. The improvements were funded from operating cash flow. Capital improvements of approximately $43,000 have been budgeted for 2002 which include plumbing enhancements and floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $25,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, interior decoration and plumbing enhancements. These improvements were funded from operating cash flow. Capital improvements of approximately $63,000 have been budgeted for 2002 which include floor covering replacements, water submetering project, air conditioning unit upgrades and interior decoration. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $113,000 in capital improvements at Nottingham Square Apartments primarily consisting of floor covering and appliance replacements and fire suppression improvements. These improvements were funded from operating cash flow. Capital improvements of approximately $360,000 have been budgeted for 2002 which include floor covering replacements, swimming pool improvements, fencing, parking lot improvements and structural upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $93,000 in capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, structural improvements, exterior painting and recreational facility enhancements. These improvements were funded from operating cash and replacement reserves. Capital improvements of approximately $246,000 have been budgeted for 2002 which include floor covering and appliance replacements, interior decoration, landscaping improvements, exterior painting, and plumbing enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Garden Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $26,000 in capital improvements at Village Garden Apartments primarily consisting of floor covering replacements, electrical improvements and appliance replacements. These improvements were funded from operating cash and replacement reserves. Capital improvements of approximately $113,000 have been budgeted for 2002 which include floor covering and appliance replacements, fitness equipment and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. Exclusive of Village Garden's mortgage, the mortgage indebtedness of approximately $16,498,000, net of discounts, has a maturity date of November 2002 at which time balloon payments totaling $16,158,000 are due. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the three months ended March 31, 2002, the Partnership recognized approximately $2,006,000 in total revenues and approximately $1,844,000 in total expense at the investment properties which have balloon payments due in 2002. Loss of such properties through foreclosure would represent a substantial portion of the Partnership's operations.

The mortgage encumbering Village Garden Apartments of approximately $4,395,000 matures in January 2021 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations               $ --             $ --            $1,305           $30.53
Sale (1)                    --               --              839            19.82
                         $ --             $ --            $2,144           $50.35

(1)   From the sale of Foxfire/Barcelona Apartments in 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for four of the five properties is less than $400 per apartment unit at each property. At March 31, 2002, the reserve account was adequately funded with a balance of approximately $822,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)   Exhibits:

                 None.

            b)   Reports on Form 8-K filed for the quarter ended March 31, 2002:

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

                               Date:     May 14, 2002