Form 10QSB
period 2002-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2002-08-14
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

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




                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              SHELTER PROPERTIES VI
                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                $ 1,048
   Receivables and deposits                                                      491
   Restricted escrows                                                            798
   Other assets                                                                  615
   Investment properties:
      Land                                                    $ 3,745
      Buildings and related personal property                   42,551
                                                                          46,296
      Less accumulated depreciation                            (27,270)       19,026
                                                                            $ 21,978

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 75
   Tenant security deposit liabilities                                           171
   Accrued property taxes                                                        644
   Other liabilities                                                             536
   Due to affiliates                                                             142
   Mortgage notes payable                                                     25,150

Partners' Deficit
   General partners                                            $ (253)
   Limited partners (42,324 units issued and
      outstanding)                                              (4,487)       (4,740)
                                                                            $ 21,978

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                          Three Months Ended       Six Months Ended

                                               June 30,                June 30,
                                          2002        2001         2002        2001
                                                                            (restated)
Revenues:
   Rental income                         $ 2,109    $ 2,045      $ 4,207     $ 4,088
   Other income                              220        222          439         467
       Total revenues                      2,329      2,267        4,646       4,555

Expenses:
   Operating                                 832        901        1,682       1,793
   General and administrative                 96        124          227         234
   Depreciation                              472        447          938         891
   Interest                                  544        454          983         928
   Property taxes                            204        211          409         419
       Total expenses                      2,148      2,137        4,239       4,265

 Net income from continuing
  operations                                 181        130          407         290

Income from discontinued operations           --         --           --         132

Net income                               $   181    $   130      $   407     $   422

Net income allocated
   to general partners (1%)              $     2    $     1      $     4     $     4
Net income allocated
   to limited partners (99%)                 179        129          403         418

                                         $   181    $   130      $   407     $   422
Per Limited Partnership Unit:
  Income from continuing operations      $  4.23    $  3.05      $  9.52        6.78
  Income from discontinued
    operations                                --         --           --        3.10
  Net income                             $  4.23    $  3.05      $  9.52     $  9.88

Distributions per limited
   partnership unit                      $ 89.71    $ 21.55      $ 89.71     $ 71.90

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2001                    42,324        $ (257)     $(1,093)   $(1,350)

Distributions to partners                   --            --       (3,797)    (3,797)

Net income for the six months
   ended June 30, 2002                      --             4          403        407

Partners' deficit at
   June 30, 2002                        42,324        $ (253)     $(4,487)   $(4,740)
                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                 $   407      $   422
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              938          891
        Amortization of discounts and loan costs                  125          107
        Loss on early extinguishment of debt                       48           --
        Change in accounts:
            Receivables and deposits                             (319)         545
            Other assets                                         (122)         (83)
            Accounts payable                                      (72)          21
            Tenant security deposit liabilities                    15            4
            Accrued property taxes                                 72           97
            Other liabilities                                     144           26

               Net cash provided by operating activities        1,236        2,030

Cash flows from investing activities:
   Property improvements and replacements                        (725)        (739)
   Net withdrawals from restricted escrows                        114          117

               Net cash used in investing activities             (611)        (622)

Cash flows from financing activities:
   Repayment of mortgage notes payable                         (6,300)          --
   Proceeds from mortgage notes payable                        10,654           --
   Loan costs paid                                               (292)          --
   Payments on mortgage note payable                             (407)        (419)
   Distributions to partners                                   (3,797)      (3,061)
   Advances from affiliates                                       320           --
   Repayment of advances from affiliates                         (320)          --

               Net cash used in financing activities             (142)      (3,480)

Net increase (decrease) in cash and cash equivalents              483       (2,072)
Cash and cash equivalents at beginning of period                  565        2,780
Cash and cash equivalents at end of period                    $ 1,048      $   708

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   789      $   797

At December 31, 2001, approximately $139,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2002.
                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations for the six months ended June 30, 2001 have been restated as of January 1, 2001 to reflect the operations of Foxfire/Barcelona Apartments as income from discontinued operations due to its sale in November 2000. During the first quarter of 2001, certain accruals of approximately $132,000 established related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as income from discontinued operations in the six month period ended June 30, 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at River Reach Apartments (see "Note C") as interest expense.

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


                                                               Six Months Ended
                                                                   June 30,
                                                             2002          2001
                                                                (in thousands)
     Net cash provided by operating activities             $ 1,236        $ 2,030
        Payments on mortgage notes payable                    (407)          (419)
        Property improvements and replacements                (725)          (739)
        Change in restricted escrows, net                      114            117
        Changes in reserves for net operating
           liabilities                                         282           (610)
        Additions to operating reserves                       (500)          (379)
           Net cash provided by operations                   $ 0            $ 0

During the six months ended June 30, 2002 and 2001, the Corporate General Partner reserved approximately $500,000 and $379,000, respectively, to fund capital improvements at its properties.

Note C - Refinancing of Mortgage Note Payable

On May 15, 2002, the Partnership refinanced the mortgage encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the six months ended June 30, 2002. The
Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the six months ended June 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount has been included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $235,000 and $229,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $224,000 and $176,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $41,000 and $15,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the fee of approximately $142,000 was accrued and is included in due to affiliates in the accompanying balance sheet at June 30, 2002.

During the six months ended June 30, 2002, the Corporate General Partner advanced the Partnership funds to cover expenses related to the refinancing of River Reach Apartments totaling approximately $320,000. This advance was repaid by the Partnership prior to June 30, 2002. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the six months ended June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended
June 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $102,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Rocky Creek Apartments
         Augusta, Georgia                              91%            97%

       Carriage House Apartments
         Gastonia, North Carolina                      92%            86%

       Nottingham Square Apartments
         Des Moines, Iowa                              96%            94%

       River Reach Apartments
         Jacksonville, Florida                         96%            96%

       Village Garden Apartments
         Fort Collins, Colorado                        91%            95%

The increase in average occupancy at Carriage House Apartments is attributed to a more aggressive marketing campaign and an improved local economy. The decrease in average occupancy at Rocky Creek is due to a decrease in short term leases. The decrease in average occupancy at Village Garden Apartments is attributed to changing economic conditions in the local market and more tenants purchasing homes due to low interest rates.

Results of Operations

The Partnership realized net income of approximately $181,000 and $407,000 for the three and six months ended June 30, 2002, compared to net income of approximately $130,000 and $422,000 for the three and six months ended June 30, 2001. The increase in net income for the three months ended June 30, 2002 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the six months ended June 30, 2002 is due to the reduction in 2001 of certain accruals related to the sale of Foxfire/Barcelona Apartments during 2000 which is included in income from discontinued operations, partially offset by an increase in total revenues and a decrease in total epxenses. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the operations of Foxfire/Barcelona Apartments as income from discontinued operations due to its sale in November 2000.

The Partnership recognized income from continuing operations of approximately $407,000 for the six months ended June 30, 2002, compared to income from continuing operations of approximately $290,000 for the six months ended June 30, 2001. The Partnership recognized income from continuing operations of approximately $181,000 for the three months ended June 30, 2002, compared to income from continuing operations of approximately $130,000 for the three months ended June 30, 2001.

The increase in income from continuing operations for the six months ended June 30, 2002 is due to an increase in total revenues and a slight decrease in total expenses. The increase in continuing operations for the three months ended June 30, 2002 is due to an increase in total revenues partially offset by a slight increase in total expenses. Total revenues increased for the three and six month periods due to an increase in rental income partially offset by a decrease in other income. Rental income increased primarily due to increases in occupancy at Carriage House and Nottingham Square Apartments, a decrease in concessions at all of the Registrant's investment properties and increases in average rental rates at three of the Registrant's investment properties partially offset by decreases in occupancy at Rocky Creek and Village Gardens Apartments and decreases in average rental rates at Rocky Creek and Carriage House Apartments. Other income decreased primarily due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts and reduced cable TV revenue primarily at Nottingham Square Apartments, partially offset by increased utility reimbursements and lease cancellation fees primarily at Nottingham Square and River Reach Apartments.

Total expenses decreased for the six months ended June 30, 2002 primarily due to decreases in operating, and general and administrative expenses partially offset by an increase in depreciation and interest expense. Total expenses increased for the three months ended June 30, 2002 due to increased depreciation and interest expenses partially offset by reduced operating and general and administrative expenses. Operating expenses decreased during the three and six months ended June 30, 2002 primarily due to decreases in property and maintenance expenses partially offset by an increase in insurance expense. Property expenses decreased due to decreases in utilities at Nottingham Square and Village Gardens Apartments and decreases in salaries at Village Gardens and Carriage House Apartments. Maintenance expenses decreased primarily due to decreases in snow removal costs at Nottingham Square Apartments, in contract services at Rocky Creek Apartments and repairs completed at Nottingham Square Apartments. Insurance expense increased primarily due to an increase in hazard insurance at all five investment properties due to an increase in insurance premiums. Depreciation expense increased due to property improvements and
replacements   placed  in  service   during  the  past  twelve   months  at  the
Partnership's investment properties. Interest expense increased for the three and six months ended June 30, 2002 due to the refinance of River Reach Apartments on May 15, 2002 which increased the debt balance and the loss on early extinguishment of debt incurred at the time of the refinancing.

General and administrative expenses decreased for the three and six months ended June 30, 2002 due to decreases in appraisal fees and professional and administrative expenses necessary for the administration of the Partnership partially offset by increases in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with quarterly and annual communications which investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At  June  30,  2002,  the  Partnership   held  cash  and  cash   equivalents  of
approximately $1,048,000 compared to approximately $708,000 at June 30, 2001. Cash and cash equivalents increased approximately $483,000 since December 31, 2001 due to approximately $1,236,000 of cash provided by operating activities partially offset by approximately $611,000 and $142,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements which were partially offset by withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to the partners, repayments of mortgage notes payable and advance from affiliates, loan costs paid and principal payments on mortgage notes payable which were partially offset by proceeds from mortgage notes payable and advances from affiliates. The Registrant invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $59,000 in budgeted and non-budgeted capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements, plumbing enhancements and appliance replacements. The improvements were funded from operating cash flow. Capital improvements of approximately $55,000 have been budgeted for 2002 which include electrical enhancements and water heater, floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $65,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, plumbing enhancements, air conditioning replacements and a water sub-metering project. These improvements were funded from operating cash flow. Capital improvements of approximately $80,000 have been budgeted for 2002 which include appliance and floor covering replacements, water submetering project and air conditioning unit upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $288,000 in capital improvements at Nottingham Square Apartments primarily consisting of floor covering replacements, fire suppression improvements, balcony and pool improvements. These improvements were funded from operating cash flow. Capital improvements of approximately $371,000 have been budgeted for 2002 which include floor covering replacements, swimming pool improvements, fencing upgrades, parking lot improvements and structural upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $147,000 in capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, structural improvements, exterior painting and recreational facility enhancements. These improvements were funded from operating cash and replacement reserves. Capital improvements of approximately $318,000 have been budgeted for 2002 which include floor covering, air conditioning, and appliance replacements, fitness equipment, landscaping improvements, exterior painting, and plumbing and electrical enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Garden Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $27,000 in capital improvements at Village Garden Apartments primarily consisting of floor covering replacements, electrical and plumbing improvements. These improvements were funded from operating cash flow. Capital improvements of approximately $116,000 have been budgeted for 2002 which include floor covering and appliance replacements, fitness equipment and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 15, 2002, the Partnership refinanced the mortgage encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the six months ended June 30, 2002. The
Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the six months ended June 30, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. Exclusive of River Reach and Village Garden's mortgages, the mortgage indebtedness of approximately $10,129,000, net of discounts, has a maturity date of November 2002 at which time balloon payments totaling approximately $10,016,000 are due. The Corporate General Partner is planning to refinance the debt maturing in November 2002. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The  mortgages   encumbering  River  Reach  and  Village  Garden  Apartments  of
approximately $15,021,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations               $ --             $ --            $1,824           $42.67
Sale (1)                    --               --            1,237            29.23
Refinance (2)            3,797            89.71               --               --
                        $3,797           $89.71           $3,061           $71.90

(1)   From the sale of Foxfire/Barcelona Apartments in 2000.
(2)   From the refinance of River Reach Apartments in May, 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for three of the five properties is less than $400 per apartment unit at each property. At June 30, 2002, the reserve account was adequately funded with a balance of approximately $677,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 26,727 limited partnership units (the "Units") in the Partnership representing 65.51% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $346.00 per unit expired. Pursuant to this offer, AIMCO acquired 945 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.51% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

               Exhibit 3,  Amended and  Restated  Certificate  and  Agreement of
                    Limited Partnership (Exhibit A to the Prospectus included in Registrant's Amendment No. 1 to Registration Statement, filed March 21, 1984 (File No. 2-86995), is incorporated herein by reference).

               Exhibit 10(iii)(i),  Multifamily  Note dated May 15, 2002 between
                    Shelter  Properties  VI  and  Keycorp  Real  Estate  Capital
                    Markets, Inc., an Ohio corporation, securing River Reach Apartments.

               Exhibit 99,  Certification  of Chief Executive  Officer and Chief
                    Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                              SHELTER PROPERTIES VI

                                 By:     Shelter Realty VI Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 10(iii)(i)
                                                        FHLMC Loan No. 002697823


                               MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)

US $10,653,500.00                                                May _____, 2002


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of KEYCORP REAL ESTATE CAPITAL MARKETS, INC., an Ohio corporation, the principal sum of Ten Million Six Hundred Fifty-Three Thousand Five Hundred and No/100 Dollars (US $10,653,500.00), with interest on the unpaid principal balance at the annual rate of Seven and 160/1000 percent (7.160%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at KeyCorp Real Estate Capital Markets, Inc., c/o Key Commercial Mortgage, P.O. Box 801649, Kansas City, Missouri 64180-1649, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of Eighty-Three Thousand Six Hundred Twenty-Two and 73/100 Dollars (US $83,622.73), shall be payable on the first day of each month beginning on July 1, 2002, until the entire unpaid principal balance evidenced by this Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on June 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying
(A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is one hundred eighty (180) months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A) the amount of principal being prepaid, by (B) the excess (if any) of the Monthly Note Rate over the
Assumed
                        Reinvestment Rate,
                  by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 8.750% U.S. Treasury Security due May 17, 2017, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:





            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

      18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

      19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modification to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.


      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

      |X |    Exhibit A       Modifications to Multifamily Note


      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    BORROWER:

                                          SHELTER PROPERTIES VI LIMITED
                                          PARTNERSHIP, a South Carolina limited
                                   partnership

WITNESS:                            By:   Shelter Realty VI Corporation,
                                          a South Carolina corporation,
____________________________              General Partner
Name: ______________________

                                                By:
                                          ----------------------------------

                                                Patti K. Fielding
WITNESS:                                        Senior Vice President

----------------------------
Name: ______________________


                                    Borrower's Employer ID Number 57-0755618

      PAY TO THE ORDER OF FREDDIE MAC WITHOUT RECOURSE, THIS __________ DAY OF MAY, 2002.


                                    KEYCORP REAL ESTATE CAPITAL MARKETS,
                                          INC. an Ohio corporation


                                                By:


                                                    Jeffrey S. Juster, Senior
                                                    Vice President























River Reach Apartments
Commitment No.:  002697823