Form 10QSB
period 2002-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2002-11-15
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the quarterly period ended September 30, 2002

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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 805
   Receivables and deposits                                                      819
   Restricted escrows                                                            788
   Other assets                                                                  734
   Investment properties:
      Land                                                    $ 3,745
      Buildings and related personal property                   42,856
                                                                46,601
      Less accumulated depreciation                            (27,729)       18,872
                                                                            $ 22,018

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 89
   Tenant security deposit liabilities                                           167
   Accrued property taxes                                                        615
   Other liabilities                                                             456
   Due to affiliates                                                             142
   Mortgage notes payable                                                     25,714

Partners' Deficit
   General partners                                            $ (255)
   Limited partners (42,324 units issued and
      outstanding)                                              (4,910)       (5,165)
                                                                            $ 22,018

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            2002         2001         2002        2001
                                                                               (restated)
Revenues:
   Rental income                           $ 2,040    $ 2,136       $ 6,247     $ 6,224
   Other income                                259        213           698         680
       Total revenues                        2,299      2,349         6,945       6,904

Expenses:
   Operating                                   874        936         2,556       2,729
   General and administrative                  108        109           335         343
   Depreciation                                459        438         1,397       1,329
   Interest                                    509        458         1,492       1,386
   Property taxes                              204        202           613         621
       Total expenses                        2,154      2,143         6,393       6,408

Income from continuing operations              145        206           552         496
Income from discontinued operations             --         --            --         132

Net income                                 $   145    $   206       $   552     $   628

Net income allocated
   to general partners (1%)                $     1    $     2       $     6     $     6
Net income allocated
   to limited partners (99%)                   144        204           546         622

                                           $   145    $   206       $   552     $   628
Per Limited Partnership Unit
 Income from continuing operations         $  3.40    $  4.82       $ 12.90     $ 11.60
 Income from discontinued operations            --         --            --        3.10


  Net income                               $  3.40    $  4.82       $ 12.90     $ 14.70

Distributions per limited
   partnership unit                        $ 13.37    $  4.09       $103.08     $ 75.99

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2001                    42,324        $ (257)     $(1,093)   $(1,350)

Distributions to partners                   --            (4)      (4,363)    (4,367)

Net income for the nine months
   ended September 30, 2002                 --             6          546        552

Partners' deficit at
   September 30, 2002                   42,324        $ (255)     $(4,910)   $(5,165)

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002       2001
Cash flows from operating activities:
   Net income                                                 $   552      $   628
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                            1,397        1,329
        Amortization of discounts and loan costs                  177          163
        Loss on early extinguishment of debt                       58           --
        Change in accounts:
            Receivables and deposits                             (467)         551
            Other assets                                          (72)         (64)
            Accounts payable                                      (58)         (91)
            Tenant security deposit liabilities                    11           (3)
            Accrued property taxes                                 43           67
            Other liabilities                                      64           15

               Net cash provided by operating activities        1,705        2,595

Cash flows from investing activities:
   Property improvements and replacements                      (1,030)      (1,179)
   Net (deposits to) withdrawals from restricted escrows          (56)         185

               Net cash used in investing activities           (1,086)        (994)

Cash flows from financing activities:
   Repayment of mortgage notes payable                         (9,811)          --
   Proceeds from mortgage notes payable                        14,892           --
   Loan costs paid                                               (483)         (12)
   Payments on mortgage note payable                             (610)        (640)
   Distributions to partners                                   (4,367)      (3,236)
   Advances from affiliates                                       320           --
   Repayment of advances from affiliates                         (320)          --

               Net cash used in financing activities             (379)      (3,888)

Net increase (decrease) in cash and cash equivalents              240       (2,287)
Cash and cash equivalents at beginning of period                  565        2,780
Cash and cash equivalents at end of period                    $   805      $   493

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $ 1,252      $ 1,203

At December 31, 2001, approximately $139,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2002.

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations for the nine months ended September 30, 2001 have been restated as of January 1, 2001 to reflect the operations of Foxfire/Barcelona Apartments as income from discontinued operations due to its sale in November 2000. During the first quarter of 2001, certain accruals of approximately $132,000 related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as income from discontinued operations in the nine month period ended September 30, 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at River Reach Apartments, Rocky Creek Apartments and Carriage House Apartments (see "Note C") as interest expense.

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


                                                              Nine Months Ended
                                                                September 30,
                                                             2002          2001
                                                                (in thousands)
     Net cash provided by operating activities             $ 1,705        $ 2,595
        Payments on mortgage notes payable                    (610)          (640)
        Property improvements and replacements              (1,030)        (1,179)
        Change in restricted escrows, net                      (56)           185
        Changes in reserves for net operating
           liabilities                                         479           (475)
        Additions to operating reserves                       (488)          (486)
     Net cash provided by operations                         $ 0            $ 0

During the nine months ended September 30, 2002 and 2001, the Corporate General Partner reserved approximately $488,000 and $486,000, respectively, to fund capital improvements at its properties.

Note C - Refinancing of Mortgage Notes Payable

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek Apartments and Carriage House Apartments. These loans have initially been refinanced under an interim credit facility ("Interim Credit Facility") which has a term of three months. The Interim Credit Facility includes properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties will be required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months will be calculated at LIBOR plus 150 basis points and is due monthly.

The Corporate General Partner anticipates that the Interim Credit Facility will be transferred to a different lender before the end of the three-month term of the Interim Credit Facility and converted to a permanent credit facility ("Permanent Credit Facility") with a maturity of five years, with one five-year extension option. This Permanent Credit Facility will also create separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans will be 85 basis points over the Fannie Mae discounted mortgage-backed security index ( % for October 2002), and the rate will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments will be required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans will be prepayable without penalty.

The refinancing of the Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $103,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $6,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $351,000 and $348,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $326,000 and $454,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $68,000 and $217,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the fee of approximately $142,000 was accrued in 2000, and is included in due to affiliates in the accompanying balance sheet at September 30, 2002.

During the nine months ended September 30, 2002, the Partnership paid an affiliate of the Corporate General Partner approximately $149,000 for brokerage fees associated with the refinancing of River Reach Apartments, Rocky Creek Apartments and Carriage House Apartments. This amount is included in other assets as a loan cost on the accompanying balance sheet.

During the nine months ended September 30, 2002, the Corporate General Partner advanced the Partnership funds to cover expenses related to the refinancing of River Reach Apartments totaling approximately $320,000. This advance was repaid by the Partnership prior to September 30, 2002. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the nine months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $102,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Rocky Creek Apartments
         Augusta, Georgia                              93%            96%

       Carriage House Apartments
         Gastonia, North Carolina                      92%            88%

       Nottingham Square Apartments
         Des Moines, Iowa                              95%            95%

       River Reach Apartments
         Jacksonville, Florida                         96%            96%

       Village Garden Apartments
         Fort Collins, Colorado                        91%            96%

The increase in average occupancy at Carriage House Apartments is attributed to a more aggressive marketing campaign and an improved local economy. The decrease in average occupancy at Rocky Creek is due to more tenants purchasing homes due to lower interest rates. The decrease in average occupancy at Village Garden Apartments is attributed to changing economic conditions in the local market and more tenants purchasing homes due to low interest rates.

Results of Operations

The Partnership realized net income of approximately $145,000 and $552,000 for the three and nine months ended September 30, 2002, compared to net income of approximately $206,000 and $628,000 for the three and nine months ended
September 30, 2001. The decrease in net income for the nine months ended September 30, 2002 is due to the reduction in 2001 of certain accruals related to the sale of Foxfire/Barcelona Apartments during 2000 which is included in income from discontinued operations, partially offset by an increase in total revenues. Effective January 1, 2002, the Partnership adopted Statement of
Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the operations of Foxfire/Barcelona Apartments as income from discontinued operations due to its sale in November 2000. During the first quarter of 2001, certain accruals of approximately $132,000 related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as income from discontinued operations in the nine months ended September 30, 2001.

The Partnership recognized income from continuing operations of approximately $552,000 for the nine months ended September 30, 2002, compared to income from continuing operations of approximately $496,000 for the nine months ended September 30, 2001. The Partnership recognized income from continuing operations of approximately $145,000 for the three months ended September 30, 2002, compared to income from continuing operations of approximately $206,000 for the three months ended September 30, 2001.

The increase in income from continuing operations for the nine months ended September 30, 2002 is due to an increase in total revenues and a slight decrease in total expenses. The decrease in income from continuing operations for the three months ended September 30, 2002 is due to a decrease in total revenues and a slight increase in total expenses. Total revenues decreased for the three month period due to a decrease in rental income partially offset by an increase in other income. Total revenues increased for the nine month period due to an increase in rental and other income. Rental income increased primarily due to an increase in occupancy at Carriage House, a decrease in concessions at all of the Registrant's investment properties and increases in average rental rates at three of the Registrant's investment properties partially offset by decreases in occupancy at Rocky Creek and Village Gardens Apartments and decreases in average rental rates at Rocky Creek and Carriage House Apartments. During the three month period, these increases were offset by an increase in bad debt expense, especially at Nottingham Square Apartments. Other income increased primarily due to increased utility reimbursements, lease cancellation fees, late charges, and cleaning damage fees primarily at Nottingham Square Apartments, partially offset by a decrease in interest income as a result of lower average cash balances in interest bearing accounts.

Total expenses decreased for the nine months ended September 30, 2002 primarily due to a decrease in operating expenses partially offset by an increase in depreciation and interest expenses. Total expenses increased for the three months ended September 30, 2002 due to an increase in depreciation and interest expenses partially offset by reduced operating expenses. Operating expenses decreased primarily due to a decrease in property expenses and maintenance expenses, partially offset by an increase in insurance expenses. Property expenses decreased due to a decrease in utilities especially at Village Gardens Apartments and decrease in maintenance salaries at all of the investment properties. Maintenance expenses decreased due to a decrease in snow removal expense at Nottingham Square, as well as an overall decrease in maintenance costs at all of the investment properties. Insurance expense increased due to an increase in hazard insurance at River Reach and Nottingham Square Apartments. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months at the Partnership's investment properties. Interest expense increased due to the refinance of River Reach Apartments on May 15, 2002 and the refinances of Rocky Creek Apartments and Carriage House Apartments on September 16, 2002 which increased the debt balance.

General and administrative expenses remained relatively constant over the comparable periods. Included in general and administrative expenses at both September 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included in general and administrative expenses are costs associated with quarterly and annual communications which investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership held cash and cash equivalents of approximately $805,000 compared to approximately $493,000 at September 30, 2001. Cash and cash equivalents increased approximately $240,000 since December 31, 2001 due to approximately $1,705,000 of cash provided by operating activities partially offset by approximately $1,086,000 and $379,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to partners, repayments of mortgage notes payable and advances from affiliates, loan costs paid and principal payments on mortgage notes payable which were partially offset by proceeds from mortgage notes payable and advances from affiliates. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Registrant's properties are detailed below.

Rocky Creek Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $75,000 in budgeted and non-budgeted capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements, plumbing enhancements, air conditioning replacements and appliance replacements. The improvements were funded from operating cash flow. Capital improvements of approximately $75,000 have been budgeted for 2002 which include electrical enhancements, roof replacement, and water heater, floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Carriage House Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $93,000 in budgeted and non-budgeted capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, plumbing enhancements, wall coverings, air conditioning replacements and a water sub-metering project. These improvements were funded from operating cash flow and replacement reserves. Capital improvements of approximately $82,000 have been budgeted for 2002 which include appliance and floor covering replacements, water submetering project and air conditioning unit upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $445,000 in budgeted and non-budgeted capital improvements at Nottingham Square Apartments primarily consisting of floor covering replacements, door replacements, fire suppression improvements and balcony and pool improvements. These improvements were funded from operating cash flow. Capital improvements of approximately $416,000 have been budgeted for 2002 which include floor covering replacements, swimming pool improvements, fencing upgrades, parking lot improvements and structural upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $221,000 in capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, air conditioning replacements, exterior painting and recreational facility enhancements. These improvements were funded from operating cash and replacement reserves. Capital improvements of approximately $335,000 have been budgeted for 2002 which include floor covering, air conditioning, and appliance replacements, fitness equipment, landscaping improvements, exterior painting, and plumbing and electrical enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Garden Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $57,000 in capital improvements at Village Garden Apartments primarily consisting of floor covering replacements and electrical and plumbing improvements. These improvements were funded from operating cash flow. Capital improvements of approximately $150,000 have been budgeted for 2002 which include floor covering and appliance replacements, fitness equipment and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek Apartments and Carriage House Apartments. These loans have initially been refinanced under an interim credit facility ("Interim Credit Facility") which has a term of three months. The Interim Credit Facility includes properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties will be required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months will be calculated at LIBOR plus 150 basis points and is due monthly.

The Corporate General Partner anticipates that the Interim Credit Facility will be transferred to a different lender before the end of the three-month term of the Interim Credit Facility and converted to a permanent credit facility ("Permanent Credit Facility") with a maturity of five years, with one five-year extension option. This Permanent Credit Facility will also create separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans will be 85 basis points over the Fannie Mae discounted mortgage-backed security index ( % for October 2002), and the rate will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments will be required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans will be prepayable without penalty.
The refinancing of the Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $103,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $6,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. Nottingham Square has mortgage indebtedness of approximately $6,544,000, net of discounts, which has a maturity date of November 2002. The Corporate General Partner is currently planning to refinance the debt maturing in November 2002 prior to its maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The  mortgages   encumbering  River  Reach  and  Village  Garden  Apartments  of
approximately $14,932,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized.

The  mortgages   encumbering  Rocky  Creek  and  Carriage  House  Apartments  of
approximately $4,238,000 mature November 2002 and are automatically renewed monthly.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations              $ 406            $ 9.49           $1,999           $46.76
Sale (1)                    --               --            1,237            29.23
Refinance (2)            3,961            93.59               --               --
                        $4,367          $103.08           $3,236           $75.99

(1) From the sale of Foxfire/Barcelona Apartments in 2000. (2) From the refinance of River Reach Apartments in May, 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account maintained by the mortgage lender for Nottingham Square Apartments is less than $400 per apartment unit at the property. At September 30, 2002, the reserve account was adequately funded with a balance of approximately $479,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,729 limited partnership units (the "Units") in the Partnership representing 65.52% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.52% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 10(iii)(j), Loan Agreement by and among Shelter Properties VI, and other affiliated partnerships, and GMAC Commercial Mortgage Corporation, a California corporation, to secure credit facility, dated September 16, 2002.

                  Exhibit 10(iii)(k), Multifamily Note by and among Shelter Properties VI and GMAC Commercial Mortgage Corporation, a California corporation, to secure loan for Rocky Creek Apartments.

                  Exhibit 10(iii)(l), Multifamily Note by and among Shelter Properties VI and GMAC Commercial Mortgage Corporation, a
                  California corporation, to secure loan for Carriage House Apartments.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
                  2002:

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



                              SHELTER PROPERTIES VI

                                 By:     Shelter Realty VI Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date:   November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
VI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    VI  Corporation,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
VI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of Shelter  Realty VI  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                              EXHIBIT 10(iii)(j)



                                 LOAN AGREEMENT


                                  BY AND AMONG


BIG WALNUT, L.P.; VILLA NOVA, LIMITED PARTNERSHIP; DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.; LAKE EDEN ASSOCIATES, L.P.; AIMCO STEEPLECHASE, L.P.; SHELTER PROPERTIES VI LIMITED PARTNERSHIP; WOODMERE ASSOCIATES, L.P.; SHELTER PROPERTIES VI LIMITED PARTNERSHIP;


                                       AND


                      GMAC COMMERCIAL MORTGAGE CORPORATION


                                   DATED AS OF


                               September 16, 2002

                                TABLE OF CONTENTS


                                                                           Page

LOAN AGREEMENT                                                               1
ARTICLE 1 THE LOANS..........................................................2
   SECTION 1.01.  Commitment to Make Loans...................................2
   SECTION 1.02.  Maturity Date of Loans; Prepayments........................2
   SECTION 1.03.  Requests for Loans.........................................3
   SECTION 1.04.  Principal Interest Payments on Loans.......................3
   SECTION 1.05.  Intentionally Omitted......................................5
   SECTION 1.06.  Notes......................................................5
   SECTION 1.07.  Extension of Variable Facility Termination Date............5
   SECTION 1.08.  Conversion from a Variable Loan to a Fixed Loan............5
   SECTION 1.09.  Limitations on Right to Convert............................6
   SECTION 1.10.  Conditions to Conversion...................................6
ARTICLE 2 THE LOANS..........................................................7
   SECTION 2.01.  Rate Setting for Variable Loans and Fixed Loans............7
   SECTION 2.02.  Loan Confirmation Instrument for Variable Loans............7
   SECTION 2.03.  Breakage and other Costs...................................7
   SECTION 2.04.  Initial Loans..............................................8
   SECTION 2.05.  Determination of Loan Amount and Valuations................8
ARTICLE 3 ADDITIONAL LOANS...................................................9
   SECTION 3.01.  Right to Additional Loans..................................9
   SECTION 3.02.  Procedure for Additional Loans.............................9
   SECTION 3.03.  Conditions of Additional Loans.............................9
ARTICLE 4 CONDITIONS PRECEDENT TO REQUESTS..................................10
   SECTION 4.01.  Conditions Applicable to the Initial Loan Request, Conversion
   Requests, Additional Loan Requests and Termination Requests..............10
   SECTION 4.02.  Conditions Precedent to Initial Loans.....................11
   SECTION 4.03.  Conditions Precedent to Additional Loans and Addition of the
   Additional Mortgaged Property to the Collateral Pool.....................12
   SECTION 4.04.  Conditions Precedent to Conversion........................12
   SECTION 4.05.  Delivery of Documents Related to each Mortgaged Property..13
ARTICLE 5 REPRESENTATIONS AND WARRANTIES....................................13
   SECTION 5.01.  Representations and Warranties of Borrower................13
   SECTION 5.02.  Representations and Warranties of Lender..................14
ARTICLE 6 FEES    ..........................................................14
   SECTION 6.01.  Standby Fee...............................................14
   SECTION 6.02.  Origination Fees..........................................14
   SECTION 6.03.  Due Diligence Fees........................................15
   SECTION 6.04.  Legal Fees and Expenses...................................15
   SECTION 6.05.  Collateral Release Fee....................................16
   SECTION 6.06.  Look-back Fee.............................................16
   SECTION 6.07.  Failure to Close any Request..............................16
ARTICLE 7 EVENTS OF DEFAULT.................................................16
   SECTION 7.01.  Events of Default.........................................16
ARTICLE 8 REMEDIES..........................................................16
   SECTION 8.01.  Remedies; Waivers.........................................16
   SECTION 8.02.  Waivers; Rescission of Declaration........................17
   SECTION 8.03.  Lender's Right to Protect Collateral and Perform Covenants and
   Other Obligations..........................................................17
   SECTION 8.04.  No Remedy Exclusive.......................................17
   SECTION 8.05.  No Waiver.................................................17
   SECTION 8.06.  No Notice.................................................18
ARTICLE 9 RIGHTS OF FANNIE MAE..............................................18
   SECTION 9.01.  Special Pool Purchase Contract............................18
   SECTION 9.02.  Assignment of Rights......................................18
   SECTION 9.03.  Replacement of Lender.....................................18
   SECTION 9.04.  Fannie Mae and Lender Fees and Expenses...................19
   SECTION 9.05.  Third-Party Beneficiary...................................19
ARTICLE 10 INTEREST RATE PROTECTION.........................................19
   SECTION 10.01. Interest Rate Protection..................................19
   SECTION 10.02. Cap Terms.................................................19
   SECTION 10.03. Cap Security Agreement; Delivery of Cap Payments..........20
   SECTION 10.04. Termination...............................................20
   SECTION 10.05. Performance Under Cap Documents...........................20
   SECTION 10.06. Escrow Provisions.........................................20
ARTICLE 11 MISCELLANEOUS PROVISIONS.........................................21
   SECTION 11.01. Counterparts..............................................21
   SECTION 11.02. Amendments, Changes and Modifications.....................21
   SECTION 11.03. Right to Complete or Partial Termination of Loan Commitment.
   22
   SECTION 11.04. Payment of Costs, Fees and Expenses.......................22
   SECTION 11.05. Payment Procedure.........................................23
   SECTION 11.06. Payments on Business Days.................................23
   SECTION 11.07. Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial.
   23
   SECTION 11.08. Severability..............................................24
   SECTION 11.09. Notices...................................................25
   SECTION 11.10. Further Assurances and Corrective Instruments.............26
   SECTION 11.11. Term of this Agreement....................................26
   SECTION 11.12. Assignments; Third-Party Rights...........................27
   SECTION 11.13. Headings..................................................27
   SECTION 11.14. General Interpretive Principles...........................27
   SECTION 11.15. Interpretation............................................27
   SECTION 11.16. Standards for Decisions, Etc..............................27
   SECTION 11.17. Decisions in Writing......................................27

EXHIBITS


EXHIBIT A              Schedule of Initial Mortgaged Property, Initial
                       Valuation and Loan Amount
EXHIBIT B              Fixed Loan Note
EXHIBIT C              Variable Loan Note
EXHIBIT D              Conversion Request
EXHIBIT E              Rate Form
EXHIBIT F              Loan Confirmation Instrument
EXHIBIT G              Loan Request
EXHIBIT H              Additional Loan Request
EXHIBIT I              Interest Rate Cap Security, Pledge and Assignment
                       Agreement
EXHIBIT J              Termination Request
EXHIBIT K              Guaranty


APPENDIX I  ......Definitions

                                 LOAN AGREEMENT

      THIS LOAN AGREEMENT is made as of the 16th day of September, 2002 by and among (i) BIG WALNUT, L.P., a Delaware limited partnership, VILLA NOVA, LIMITED PARTNERSHIP, a Tennessee limited partnership DAVIDSON DIVERSIFIED REAL ESTATE I, L.P., a Delaware limited partnership, LAKE EDEN ASSOCIATES, L.P., a Delaware limited partnership, AIMCO STEEPLECHASE, L.P., a Delaware limited partnership, SHELTER PROPERTIES VI LIMITED PARTNERSHIP, a South Carolina limited partnership, WOODMERE ASSOCIATES, L.P., a Delaware limited partnership, SHELTER PROPERTIES VI LIMITED PARTNERSHIP, a South Carolina limited partnership (individually a "Borrower" and collectively with any Additional Borrower becoming a party to this Agreement from time to time, the "Borrowers"), and (ii) GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation (the "Lender").

                                    RECITALS

      A.....Each  Borrower  owns a  Multifamily  Residential  Property  as  more particularly described in Exhibit A to this Agreement (unless otherwise defined or the context clearly indicates otherwise, capitalized terms shall have the meanings ascribed to such terms in Appendix I of this Agreement).

      B.....Each Borrower has requested that Lender make a Loan to such Borrower in the original principal amount set forth on Exhibit A, each of which Loans initially shall be a Variable Loan.

C. To secure the obligations of each Borrower under this Agreement and the other Loan Documents executed in connection with the Loan made to such Borrower, such Borrower shall pledge its respective Collateral to Lender. The Collateral shall be composed of (i) Security Instruments encumbering a Borrower's ownership interest in the Multifamily Residential Property listed on Exhibit A as owned by such Borrower and (ii) the other Security Documents executed by such Borrower pursuant to this Agreement or the Loan Documents.

      D.....The  parties hereto  anticipate that, from time to time,  Additional
Loans will be made to Additional Borrowers under the terms and conditions of this Agreement. At the time of the making of such Additional Loans, the applicable Additional Borrower will become a party to this Agreement and the other applicable Loan Documents. Additional Loans shall be available to Additional Borrowers in a maximum aggregate principal amount Outstanding at any time, together with all other then Outstanding Loans, of $210,000,000.

      E.....Subject to the terms,  conditions and limitations of this Agreement,
Lender has agreed to make the Initial Loans to each of the Borrowers and to make Additional Loans to Additional Borrowers from time to time.

      NOW, THEREFORE, Borrowers and Lender, in consideration of the mutual promises and agreements contained in this Agreement, hereby agree as follows:

ARTICLE 1...

                                    THE LOANS

SECTION 1.01......Commitment to Make Loans.

      Subject to the terms, conditions and limitations of this Agreement, Lender agrees to make Loans to the Borrowers, in the case of the Initial Loans, on the Initial Closing Date, and in the case of Additional Loans to Additional Borrowers, on the dates provided in Additional Loan Requests. No Loans shall be increased after an Initial Closing as a result of increases in the Valuation of any Mortgaged Property. Each Loan shall be a Variable Loan on the Closing Date of such Loan. A Borrower shall be permitted to convert the Variable Loan to which it is party (but not less than the entirety of any Variable Loan) to a Fixed Loan pursuant to Sections 1.08, 1.09 and 1.10 of this Agreement.

SECTION 1.02......Maturity Date of Loans; Prepayments.

(a) Variable Loans. The maturity date of each Variable Loan shall be the earlier of (i) the termination of this Agreement pursuant to subsection (e) of this
Section 1.02, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of this Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS. Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date. Except for fundings that occur prior to the Fannie Mae Purchase Date and for fundings resulting in payment of partial month interest as contemplated in Section 1.04(a), the Variable Loans shall be funded by the sale of a series of MBSs, in an aggregate amount sufficient to fund the outstanding aggregate principal balance of the Variable Loans. The MBS Issue Date for each MBS shall be the first day of a month and the maturity date of the MBS funding the Variable Loans, shall be specified from time to time by each of the Borrowers, each of which dates shall be a date which completes one (1), three (3), six (6) or nine (9) full months after each MBS Issue Date, provided that, no more than three (3) times per Calendar Year, with the consent of Lender, to facilitate the sale of a Mortgaged Property, an Additional Loan on an Additional Mortgaged Property or the conversion of a Variable Loan to a Fixed Loan, the maturity date of an MBS may be a date other than as required by this sentence which completes not less than one (1) full month after an MBS Issue Date. No MBS shall be issued after the last day of the Variable Loan Availability Period.

      For these purposes, a year shall be deemed to consist of 12 30-day months. For example, the date which completes three full months after September 1 shall be December 1; and the date which completes three full months after January 1 shall be April 1.

(b) Fixed Loans. The maturity date of any Fixed Loan shall be determined in accordance with Section 1.08 of this Agreement.

(c) Prepayment of Variable Loans. Except as otherwise set forth in this Section 1.02(c) and Section 1.02(e) below, Variable Loans are prepayable at any time without penalty or premium, provided that no return, refund or credit shall be given for any Discount paid by Borrower in connection with any Variable Loan. The issuance of an MBS on a Rollover Date to fund the repayment of a maturing MBS shall not be a prepayment of the related Variable Loan under this Section 1.02(c) and the proceeds of such issuance shall not be deemed a separate or independent advance under the Security Instrument. A Termination Fee will be payable in connection with any prepayment of a Variable Loan or the payoff of any Variable Loan prior to the date three (3) years after the Initial Closing Date, provided that if the Variable Facility Termination Date has been extended pursuant to Section 1.07 of this Agreement, the date eight (8) years after the Variable Facility Termination Date. Notwithstanding the foregoing, no Termination Fee shall be due (i) in connection with the conversion of a Variable Loan to a Fixed Loan or (ii) if the prepayment or payoff is of a Variable Loan unless the prepayment or payoff is in conjunction with a partial or complete termination of the Loan commitment pursuant to Section 11.03 of this Agreement.

(d) Prepayment of Fixed Loans. Fixed Loans are not prepayable at any time prior to maturity, provided that, notwithstanding the foregoing, Borrower may prepay not less than all of any Fixed Loan pursuant to the yield maintenance provisions of the Fixed Loan Note evidencing each such Fixed Loan.

(e) Termination Prior to Fannie Mae Purchase Date. Notwithstanding anything in this Agreement to the contrary (i) all Borrowers may terminate this Agreement and prepay all Loans in full at any time prior to the Fannie Mae Purchase Date upon five (5) Business Days prior written notice to Lender and (ii) Lender may terminate this Agreement and require that Borrower pay all Loans in full if the Fannie Mae Purchase Date has not occurred on or before December 16, 2002 upon twenty (20) Business Days written notice given on or at any time after November 15, 2002. In the event this Agreement is terminated pursuant to this subsection
(e), no Termination Fee shall be paid by Borrower. Borrower and Lender agree to execute a supplement to this Agreement confirming that on the Fannie Mae Purchase Date, this Agreement is in full force and effect (as it may be modified in connection with the purchase by Fannie Mae) and that no notice of termination has been given by either party.

SECTION 1.03......Requests for Loans.

      Borrower shall request a Loan by giving Lender a Loan Request or an Additional Loan Request in accordance with Section 2.04 or Section 3.02.

SECTION 1.04......Principal and Interest Payments on Loans.

(a) Partial Month Interest. Prior to the Fannie Mae Purchase Date or in the event an MBS is issued on a date other than the first day of a calendar month, Lender shall fund one or more of the Variable Loans, as may be requested by Borrowers from funds available to Lender from sources other than the proceeds of the issuance of MBS. Borrower shall pay interest on the original stated principal amount of its Loan for the partial month period commencing on the Closing Date of such Loan and ending on the last day of the calendar month in which such Closing Date occurs. Commencing on the Fannie Mae Purchase Date, Borrower shall pay interest on its Variable Loan at a rate per annum equal to the greater of (1) the Coupon Rate as determined by Lender plus a number of basis points equal to the Variable Loan Fee, and (2) a rate based on Lender's cost of funds plus a number of basis points equal to the Variable Loan Fee, and approved in advance, in writing, by Borrower. If Borrower elects to convert a Variable Loan to a Fixed Loan on a Conversion Date occurring on a date other than a Rollover Date, Borrower shall pay interest for such Fixed Loan at a rate per annum equal to the greater of (1) the interest rate for the Fixed Loan described in subsection (c)(i) of this Section 1.04 and (2) a rate based on Lender's cost of funds, plus a number of basis points equal to the Variable Loan Fee, and approved in advance, in writing, by Borrower.

(b) Variable Loans.

(i) Discount. Each Variable Loan shall be a discount loan once the MBS is issued following the Fannie Mae Purchase Date and the stated principal amount of a Variable Loan on the MBS Issue Date shall be the sum of the Price and the Discount. The Price and Discount of each Variable Loan shall be determined in accordance with the procedures set forth in Section 2.01. The Discount will be comprised of interest paid to the purchaser of each MBS and the balance of the proceeds of the Variable Loan made available by Lender to Borrower will be equal to the Price. Borrower shall pay to Lender, in advance of each MBS Issue Date, the Discount due in respect of such MBS. In no event shall Borrower be entitled to any return or refund of the Discount or any portion thereof.

(ii) Variable Loan Fee. In addition to paying the Discount and the partial month interest, if any, Borrower shall pay monthly installments of the Variable Loan Fee to Lender for each Variable Loan Outstanding from the initial MBS Issue Date to the maturity date of its Variable Loan. The Variable Loan Fee shall be payable in advance, in accordance with the terms of the Variable Loan Note. The first installment shall be payable on or prior to the Closing Date for the Variable Loan and shall apply to the first full calendar month of such Loan. Subsequent installments shall be payable on the first day of each calendar month, commencing on the first day of the second full calendar month of such Variable Loan, to the earlier of (i) its maturity date or (ii) if the Variable Loan is converted to a Fixed Loan, the maturity date of the MBS issued to fund the Variable Loan to be repaid on the Conversion Date. Each installment of the Variable Loan Fee shall be in an amount equal to the product of (1) the Variable Loan Fee, and (2) the original stated principal amount of the Variable Loan, divided by 12.

(c) Coupon Rate for Fixed Loans.
(i) Coupon Rate. Each Fixed Loan shall bear interest at a Coupon Rate, per annum, equal to the MBS Pass-Through Rate (as determined in accordance with Section 2.01 hereof) for such Fixed Loan.

(ii) Fixed Loan Fee. In addition to paying any partial month interest, if any, as described in Section 1.04(a) hereinabove, Borrower shall pay the Coupon Rate for the Fixed Loan monthly in arrears, in accordance with the terms of the Fixed Loan Note to Lender from the applicable MBS Issue Date to the maturity date of the Fixed Loan. The first installment shall be payable on the first day of each calendar month, commencing on the first day of the second full calendar month following the MBS Issue Date for the MBS funding a Fixed Loan through the maturity date of such Fixed Loan. Each installment of the Fixed Loan Fee shall be in an amount equal to the product of (1) the Fixed Loan Fee, and (2) the principal amount of the Fixed Loan, divided by 12.

(d) Principal Payments. The Borrower shall make monthly principal payments in respect of each Loan in an amount sufficient to fully repay the Loan over the Amortization Period. In the case of Variable Loans, such principal payments shall be in accordance with the amortization schedule attached to each Variable Note and shall be applied to reduce the principal amount of the relevant Variable Loan on the Rollover Date next occurring after the making of any such monthly payment.

(e) Interest Payments Prior to the Fannie Mae Purchase Date. Prior to the Fannie Mae Purchase Date, the Borrower shall make interest payments on its Loan as provided in the Note evidencing such Loan.

SECTION 1.05......Intentionally Omitted.

SECTION 1.06......Notes.

(a) Variable Loans. The obligation of each Borrower to repay its respective Variable Loan shall be evidenced by a separate Variable Loan Note. Each Variable Loan Note shall be payable to the order of Lender and shall be made in the original principal amount of the Variable Loan to Borrower.

(b) Fixed Loans. The obligation of each Borrower to repay its respective Fixed Loan shall be evidenced by a Fixed Loan Note. Each Fixed Loan Note shall be payable to the order of Lender and shall be made in the original principal amount of the Fixed Loan to the Borrower.

SECTION 1.07......Extension of Variable Facility Termination Date.

      Borrowers shall have the right to extend the Variable Facility Termination Date for one (1) period of five (5) years ("Extension") upon satisfaction of each of the following conditions:

(a) Borrowers provide written notice requesting the Extension and setting forth the term of the extension ("Extension Notice") to Lender not less than thirty
(30) nor more than ninety (90) days prior to the then effective Variable Facility Termination Date.

(b) No Event of Default or Potential Event of Default exists on either the date the Extension Notice is given or on the then effective Variable Facility Termination Date.

(c) All of the  representations  and  warranties of each  Borrower  contained in
Article 5 of this Agreement and the other Loan Documents are true and correct in all material respects on the date the Extension Notice is given and on the then effective Variable Facility Termination Date.

(d) Each Borrower is in compliance with all of the covenants contained in the Loan Documents on the date the Extension Notice is given and on the then effective Variable Facility Termination Date.

      Upon receipt of the Extension Notice and upon compliance with conditions set forth above, the Variable Facility Termination Date shall be extended for five (5) years on the terms and conditions contained in this Agreement and the other Loan Documents, provided that the Fees applicable to the Variable Facility during the Extension shall be as agreed to by the parties prior to the Extension.

SECTION 1.08......Conversion from a Variable Loan to a Fixed Loan.

      Subject to the limitations set forth in Section 1.09, Borrower shall have the right, from time to time prior to the date three (3) years after the Initial Closing Date, to convert all, but not part of, any Variable Loan to a Fixed Loan.

(a) Request. To convert any Variable Loan to a Fixed Loan, Borrower shall deliver a Conversion Request to Lender. Each Conversion Request shall designate
(1) the particular Variable Loan to be converted and (2) the requested maturity date of such Fixed Loan.

(b) Maturity of Fixed Loans. The requested maturity date for each Fixed Loan specified by the Borrower in its Conversion Request shall not be earlier than the date following seven (7) years after the Conversion Date for such Fixed Loan and shall not be later than the date ten (10) years after the Initial Closing Date.

(c) Amount of Fixed Loan. The principal amount of any Fixed Loan shall be equal to the Outstanding principal amount of the Variable Loan being converted.

(d) Terms and Conditions of Fixed Loans. The terms and conditions, including but not limited to the Fixed Loan Fee, applicable to any Fixed Loan converted from a Variable Loan shall be consistent with the terms and conditions applicable to fixed rate loans then being purchased by Fannie Mae under the Fannie Mae DUS program with a similar principal balance and having similar maturity, Loan to Value Ratio, Debt Service Coverage Ratio, collateral type and quality and other material terms applicable to the proposed Fixed Loan at the time of the proposed conversion.

(e) Closing. Subject to Section 1.09 and provided that all conditions contained in Section 1.10 are satisfied, Lender shall permit the requested conversion to close at offices designated by Lender on a Conversion Date selected by Lender, and occurring within 30 Business Days after Lender's receipt of the Conversion Request (or on such other date as Borrower and Lender may agree). At the closing, Lender and Borrower shall execute and deliver, at the sole cost and expense of Borrower, in form and substance satisfactory to Lender, the Conversion Documents.

SECTION 1.09......Limitations on Right to Convert.

      Borrower's right to convert all of a Variable Loan to a Fixed Loan is subject to the following limitations:

(a) Conversion Date. The Conversion Date shall occur on a Rollover Date during the Variable Loan Availability Period. If such Conversion Date occurs on a date other than a Rollover Date, the Borrower shall pay interest for such partial month as described in Section 1.04(a) hereof.

(b) Prepayment Upon Conversion. Payment of any Variable Loan upon conversion to a Fixed Loan shall not be considered prepayment within the meaning of Section 1.02(c) hereof.

(c) Fannie Mae Purchase Date. No Conversion Request may be delivered prior to the Fannie Mae Purchase Date.

SECTION 1.10......Conditions to Conversion.

      The conversion of all or any of the Variable Loans to a Fixed Loan is subject to the satisfaction, on or before the Closing Date, of the conditions precedent contained in Sections 4.01 and 4.05.

ARTICLE 2

                                    THE LOANS

SECTION 2.01......Rate Setting for Variable Loans and Fixed Loans.

      Interest rates in effect for each Loan after the Fannie Mae Purchase Date shall be set in accordance with the following procedures:

(a) Preliminary, Nonbinding Quote. At Borrower's request Lender shall quote an estimate of the MBS Pass-Through Rate (for a proposed Fixed Loan) or Discount (for a proposed Variable Loan). Lender's quote shall be based on (1) a solicitation of bids from institutional investors selected by Lender in its reasonable commercial judgment and (2) the proposed terms and amount of the Loan selected by Borrower. The quote shall not be binding upon Lender.

(b) Rate Setting. If the applicable Borrower satisfies all of the conditions to Lender's obligation to make the Loan, then Borrower may submit to Lender, by facsimile transmission before 1:00 p.m. Washington, D.C. time on any Business Day ("Rate Setting Date"), a completed and executed Rate Form. The Rate Form shall specify the amount, term, MBS Issue Date, Facility Fee, any breakage fee deposit amount, the proposed maximum Coupon Rate ("Maximum Annual Coupon Rate") and Closing Date for the Loan.

(c) Rate Confirmation. Within one Business Day after receipt of the Rate Form, Lender shall solicit bids from institutional investors selected by Lender in its reasonable commercial judgment, based on the information in the Rate Form and, provided the actual Coupon Rate (if the low bid were accepted) would be at or below the Maximum Annual Coupon Rate, shall obtain a commitment for the purchase of an MBS on the proposed Rollover Date meeting the terms described in the related Rate Form. Lender shall then complete and countersign the Rate Form thereby confirming the amount, term, MBS Issue Date, MBS Delivery Date, or MBS Pass-Through Rate, Fixed Loan Fee or Variable Loan Fee, Coupon Rate, Discount, Price, and Rollover Date for the Loan ("MBS Commitment") and shall immediately deliver by facsimile transmission the Rate Form to Borrower.

SECTION 2.02......Loan Confirmation Instrument for Variable Loans.

      On or before the applicable MBS Issue Date for a Variable Loan, the applicable Borrower shall execute and deliver to Lender a fully executed Loan Confirmation Instrument, confirming the amount, term, MBS Issue Date, MBS Delivery Date, Variable Loan Fee, Coupon Rate, Discount, Price and Closing Date for the MBS related to a Variable Loan, and Borrower's obligation to repay the Variable Loan in accordance with the terms of the Variable Loan Note and this Agreement. Upon the funding of the MBS, Lender shall insert the MBS Issue Date on the Loan Confirmation Instrument and deliver a copy of the completed Loan Confirmation Instrument to Borrower to evidence the funding on the MBS Issue Date and to confirm that the Loan Confirmation Instrument is not effective until such date. Lender's failure to do so shall not invalidate the Loan Confirmation Instrument or otherwise affect in any way any obligation of Borrower to repay its respective Variable Loan in accordance with the Loan Confirmation Instrument, the Variable Loan Note and the other Loan Documents.

SECTION 2.03......Breakage and other Costs.

      If Lender fails to fulfill the MBS Commitment and the proposed Loan is not made on the terms set forth in Lender's Loan Confirmation Instrument for any reason other than Lender's or the potential investor's default, Borrower shall pay all reasonable out-of-pocket costs payable to the potential investor and other reasonable costs, fees and damages incurred by Lender in connection with its failure to fulfill the MBS Commitment. Lender reserves the right to require Borrower to post a deposit at the time the Lender obtains an MBS Commitment. Such deposit shall be refundable to Borrower upon the delivery of the related MBS.

SECTION 2.04......Initial Loans.

      Prior to receipt of the Initial Loans, each Borrower shall deliver a Loan Request to Lender, modified in accordance with the terms of this Agreement in effect prior to the Fannie Mae Purchase Date. If upon submitting such Loan Request all conditions precedent contained in Sections 4.01 and 4.02 are satisfied, on or before the Initial Closing Date, Lender shall make the Initial Loans to each of the Borrowers.
SECTION 2.05......Determination of Loan Amount and Valuations.

(a) Initial Determinations. Prior to the Closing Date for any Loan, Lender shall determine (i) the Loan Amount for each Loan and the Valuation for the related Mortgaged Property and (ii) the Debt Service Coverage Ratio and the Loan to Value Ratio for the related Mortgaged Property. The determinations made as of any Closing Date shall remain unchanged until the first anniversary of the Closing Date of such Loan, except for Loans closed prior to the Fannie Mae Purchase Date, which shall be subject to redetermination prior to the Fannie Mae Purchase Date in accordance with Fannie Mae DUS Guide Underwriting Requirements, as applied by Fannie Mae, in which event such redetermination shall remain unchanged until the first anniversary of the Fannie Mae Purchase Date. Each Borrower acknowledges that such redetermination may result in a Loan Amount that is less than the Loan Amount on the Closing Date and in such event a Borrower shall be required to prepay a portion of its Loan on the Fannie Mae Purchase Date.

(b) Monitoring Determinations. Once each Calendar Quarter following the First Anniversary, with respect to any Variable Loan or, if only Fixed Loans are Outstanding, once each Calendar Year, within 20 Business Days after a Borrower has delivered to Lender the reports required by Loan Documents and if Lender reasonably decides that changed market or property conditions warrant, Lender may determine the Valuation, Debt Service Coverage Ratio and the Loan to Value Ratio for one or more of the Mortgaged Properties and compliance of the applicable Borrower with the covenants set forth in the Loan Documents. In determining Valuations, Lender shall use Cap Rates based on its internal survey and analysis of cap rates for comparable sales in the vicinity of the applicable Mortgaged Property, with such adjustments as Lender in its reasonable judgment deems appropriate and without any obligation to use any information provided by Borrower. If Lender is unable to determine a Cap Rate for a particular Mortgaged Property, Lender shall have the right, not more than once annually, at the applicable Borrower's expense, to obtain a market study in order to establish a Cap Rate. Lender shall promptly disclose its determinations to the applicable Borrower. Until redetermined, the outstanding Valuations shall remain in effect. Notwithstanding anything in this Agreement to the contrary, no change in Valuation, the Loan to Value Ratio or the Debt Service Coverage Ratio for any Mortgaged Property shall (i) result in a Potential Event of Default or Event of Default, (ii) require the prepayment of any Loans, or (iii) preclude the issuance of an MBS on a Rollover Date.

ARTICLE 3

                                ADDITIONAL LOANS

SECTION 3.01......Right to Additional Loans.

      Subject  to the  terms  and  conditions  of this  Article,  an  Additional
Borrower shall have the right, from time to time during the Term of this Agreement, to obtain Additional Loans.

SECTION 3.02......Procedure for Additional Loans.

(a) Request. An Additional Borrower may deliver to Lender Additional Loan Requests from time to time. Each Additional Loan Request shall be accompanied by the following: (i) the information required by the DUS Guide Underwriting Requirements with respect to the proposed Additional Mortgaged Property and any additional information Lender may reasonably request; and (ii) the payment of all Additional Collateral Due Diligence Fees.

(b) Underwriting. An Additional Borrower may obtain the Additional Loan if the proposed Additional Mortgaged Property has a Debt Service Coverage Ratio of not less than 1.10 to 1.0 and a Loan to Value Ratio of not more than 65%. Lender shall evaluate the proposed Additional Mortgaged Property in accordance with the DUS Guide Underwriting Requirements, and shall make underwriting determinations as to the Debt Service Coverage Ratio and the Loan to Value Ratio on the basis of the lesser of (1) the acquisition price of the proposed Additional Mortgaged Property if purchased by the Additional Borrower within 12 months of the related Additional Loan Request and (2) a Valuation made with respect to the proposed Additional Mortgaged Property. Within 30 Business Days after receipt of (1) the Additional Loan Request and (2) all reports, certificates and documents required by the DUS Guide Underwriting Requirements, including a zoning analysis undertaken in accordance with Section 206 of Part III of the DUS Guide, Lender shall notify the Additional Borrower whether it shall consent to the Additional Loan Request. Within five Business Days after receipt of Lender's consent to the Additional Loan Request, an Additional Borrower shall notify Lender whether it elects to obtain the Additional Loan. If the Additional Borrower fails to respond within the period of five Business Days, it shall be conclusively deemed to have elected not to obtain the Additional Loan.

(c) Closing. If Lender consents to the Additional Loan Request, the Additional Borrower timely elects to obtain the Additional Loan and all conditions precedent contained in Section 4.03 and all General Conditions contained in
Section 4.01 are satisfied, Lender shall make the Additional Loan, at a closing to be held at offices designated by Lender on a Closing Date selected by Lender, occurring within 30 Business Days after Lender's receipt of Borrower's election (or on such other date as the Additional Borrower and Lender may agree).

SECTION 3.03......Conditions of Additional Loans.

(a) Maximum Amount of Additional Loans. The maximum aggregate original principal amount of any Additional Loan shall not, together with the outstanding principal balance of all other Loans, exceed $210,000,000.

(b) Minimum Amount of Additional Loans. The minimum amount of each Additional Loan is $3,000,000, provided that, no more than three (3) times per Calendar Year with the consent of Lender to facilitate the sale of a Mortgaged Property, an Additional Loan for an Additional Mortgaged Property or the conversion of a Variable Loan to a Fixed Loan, Additional Loans may be made in an original principal amount of not less than $1,000,000.

(c) Terms and Conditions. The terms and conditions applicable to all Additional Loans shall be the terms and conditions applicable to all Loans made under this Agreement.

ARTICLE 4

                        CONDITIONS PRECEDENT TO REQUESTS

SECTION    4.01......Conditions   Applicable   to  the  Initial  Loan   Request,
           Conversion   Requests,   Additional  Loan  Requests  and  Termination
           Requests.

      The obligation of Lender to close the transaction requested in a Request for a particular Borrower shall be subject to the following general conditions precedent ("General Conditions") in addition to any other conditions precedent contained in this Agreement applicable to a Borrower.

(a) Payment of Expenses. The payment by the applicable Borrower of Lender's and Fannie Mae's reasonable fees and expenses applicable to Borrower's Loan and payable in accordance with this Agreement, including, but not limited to, the legal fees and expenses described in Section 6.04.

(b) No Material Adverse Change. Except in connection with a Termination Request, there has been no material adverse change in the financial condition, business or prospects of the applicable Borrower or AIMCO or in the physical condition, operating performance or value of the Mortgaged Property securing the Loan, from the condition, business or prospects reflected in the financial statements, reports and other information obtained by Lender during its review of Borrower and AIMCO and the applicable Mortgaged Property securing the Loan.

(c) No Default. Except in connection with a Termination Request, there shall exist no Event of Default or Potential Event of Default of the relevant Borrower on the Closing Date for the Request and, after giving effect to the transaction described in the Request, no Event of Default or Potential Event of Default shall have occurred.

(d) No Insolvency. Except in connection with a Termination Request, receipt by Lender on the Closing Date for the Request, of evidence satisfactory to Lender that neither the applicable Borrower nor AIMCO is insolvent (within the meaning of any applicable federal or state laws relating to bankruptcy or fraudulent transfers) or will be rendered insolvent by the transactions contemplated by the Loan Documents, or, after giving effect to such transactions, will be left with an unreasonably small capital with which to engage in its business or undertakings, or will have intended to incur, or believe that it has incurred, debts beyond its ability to pay such debts as they mature or will have intended to hinder, delay or defraud any existing or future creditor.

(e) No Untrue Statements. The Loan Documents applicable to the requesting Borrower shall not contain any untrue or misleading statement of a material fact and shall not fail to state a material fact necessary to make the information contained therein not misleading.

(f) Representations and Warranties. All representations and warranties made by the requesting Borrower and AIMCO in the Loan Documents shall be true and correct in all material respects on the Closing Date for the Request with the same force and effect as if such representations and warranties had been made on and as of the Closing Date for the Request.

(g) No Condemnation or Casualty. Except in connection with a Termination Request, there shall not be pending or threatened any condemnation or other taking, whether direct or indirect, against the Mortgaged Property securing the applicable Loan and there shall not have occurred any casualty to any improvements located on such Mortgaged Property, which casualty would have a material adverse effect on the continued operations of such Mortgaged Property.

(h) Delivery of Closing Documents. Except in connection with a Termination Request, the receipt by Lender of the following, each dated as of the Closing Date for the Request, in form and substance satisfactory to Lender in all respects:

(i) The Loan Documents applicable to the requesting Borrower; and

(ii) Such other documents, instruments, approvals (and, if requested by Lender, certified duplicates of executed copies thereof) and opinions as Lender may reasonably request.

(i) Covenants. The requesting Borrower and AIMCO are in full compliance with each of the covenants contained in the Loan Documents, without giving effect to any notice and cure rights of Borrower.

(j) Opinion. Except in connection with a Termination Request, favorable opinions of counsel to Borrower and AIMCO as to the due organization and qualification of Borrower and AIMCO, the due authorization, execution, delivery and enforceability of each Loan Document executed in connection with the Request and such other matters as Lender may reasonably require.

SECTION 4.02......Conditions Precedent to Initial Loans.

      The obligation of Lender to make the Initial Loans to the Borrowers is subject to the following conditions precedent:

(a) Receipt by Lender of a fully executed Loan Request for each Initial Loan;

(b) Intentionally omitted.

(c) The Debt Service Coverage Ratio for each Mortgaged Property securing the Initial Loan shall be not less than 1.10:1.0;

(d) The Loan to Value Ratio for the Mortgaged Property securing each Initial Loan shall not be greater than 65%;

(e) Intentionally omitted.

(f) Intentionally omitted.
(g)  Receipt by Lender of the  portion of the  Origination  Fee due  pursuant to
Section 6.02 and the Due Diligence Fees due pursuant to Section 6.03(a);

(h) Delivery of a Note, duly executed by each of the relevant Borrowers, each in the amount and reflecting the terms of the relevant Initial Loan;

(i) Receipt by Lender of a Guaranty, duly executed by AIMCO; and

(j) Receipt of all documents required for the closing of the Initial Loan under the DUS Guide.

SECTION  4.03......Conditions  Precedent to Additional Loans and Addition of the
Additional Mortgaged Property to the Collateral Pool.

      The obligation of Lender to make a requested Additional Loan for any Additional Mortgaged Property is subject to the following conditions precedent:

(a) Receipt by Lender of the fully executed Additional Loan Request;

(b) Delivery by Lender to the Additional Borrower of the Rate Form for the Additional Loan;

(c) If required by Section 6.02, receipt by Lender of the portion of the Origination Fee not previously paid and the Additional Collateral Due Diligence Fee;

(d) Receipt by Lender of confirmation that a Cap is in place meeting the requirements of Article 10 of this Agreement, if required;

(e) The Coverage and LTV Tests for the Additional Loan will be satisfied;

(f) Delivery of a Note, duly executed by the relevant Additional Borrower, in the amount and reflecting all of the terms of the Additional Loan;

(g) Receipt of all documents required for the closing of the Additional Loan under the DUS Guide;

(h) Receipt by Lender of a Guaranty, duly executed by AIMCO; and

(i) If the aggregate of the original Loan Amounts for all Loans made pursuant to this Agreement exceeds $210,000,000, receipt by Lender of the Collateral Addition Fee.

(j) Prior to the Fannie Mae Purchase Date, Lender shall consider but may decline to make Additional Loans if the total amount of all Loans initially funded is more than 15 or the aggregate amount of all Loans made pursuant to this Agreement exceeds $105,000,00000.

SECTION 4.04......Conditions Precedent to Conversion.

      The conversion of any Variable Loan to a Fixed Loan is subject to the satisfaction of the following additional conditions precedent on or before the Conversion Date:

(a) After giving effect to the requested conversion, the Debt Service Coverage Ratio for the Mortgaged Property securing such Fixed Loans will be not less than 1.35:1.0 and the Loan to Value Ratio for the Mortgaged Property securing such Fixed Loans will be not more than 65%;

(b) Receipt by Lender of an endorsement to each Title Insurance Policy or Policies related to the Mortgaged Property or Properties securing the Loan to be converted, amending the effective date of the Title Insurance Policy or Policies to the Closing Date and showing no additional exceptions to coverage other than the exceptions shown on the Initial Closing Date and other exceptions approved by Lender; and

(c) Receipt by Lender of one or more counterparts of each Conversion Document, dated as of the Conversion Date, signed by each of the parties (other than Lender) to such Conversion Document.

(d) The Conversion Request shall not be made until the Fannie Mae Purchase Date occurs.

SECTION 4.05......Delivery of Documents Related to each Mortgaged Property.

      It shall be a condition precedent to the making of each Loan that Lender receive from the relevant Borrower each of the documents and reports required by the DUS Guide in connection with the Mortgaged Property securing such Loan, in form and substance satisfactory to Lender in all respects. Borrower acknowledges and agrees that any such document or report that is not received or is otherwise not satisfactory to Lender in some respects shall remain a requirement and condition to the occurrence of the Fannie Mae Purchase Date. Each Borrower hereby agrees to use its best efforts to satisfy all such requirements and conditions prior to the Fannie Mae Purchase Date and acknowledges that failure to do so may cause the Fannie Mae Purchase Date to be delayed or not to occur at all.

ARTICLE 5

                         REPRESENTATIONS AND WARRANTIES

SECTION 5.01......Representations and Warranties of Borrower.

      Each Borrower hereby represents and warrants to Lender for itself (but not as to any other Borrower) as follows:

(a) Due Organization; Qualification.

(i) Borrower is qualified to transact business and is in good standing in the State in which it is organized and in each other jurisdiction in which such qualification and/or standing is necessary to the conduct of its business and where the failure to be so qualified would adversely affect the validity of, the enforceability of, or the ability of such Borrower to perform the Obligations under the Agreement and the other Loan Documents. Such Borrower is qualified to transact business and is in good standing in the State in which the Mortgaged Property owned by it is located.

(ii) Such Borrower's principal place of business, principal office and office where it keeps its books and records as to the Collateral is located at the address set out in Section 11.09 of the Agreement.

(b) Power and Authority. Such Borrower has the requisite power and authority (a) to own its properties and to carry on their business as now conducted and as contemplated to be conducted in connection with the performance of the Obligations under the Agreement and under the other Loan Documents to which it is a party and (b) to execute and deliver the Agreement and the other Loan
Documents and to carry out the transactions contemplated by the Agreement and the other Loan Documents to which it is a party.

(c) Due Authorization. The execution, delivery and performance of the Agreement and the other Loan Documents to which it is a party have been duly authorized by all necessary action and proceedings by or on behalf of such Borrower, and no further approvals or filings of any kind, including any approval of or filing with any Governmental Authority, are required by or on behalf of such Borrower as a condition to the valid execution, delivery and performance by such Borrower of the Agreement or any of the other Loan Documents to which it is a party.

(d) Valid and Binding Obligations. The Agreement and the other Loan Documents to which it is a party have been duly authorized, executed and delivered by such Borrower and constitute the legal, valid and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles affecting the enforcement of creditors' rights generally or by equitable principles or by the exercise of discretion by any court.

(e) No Default. The execution, delivery and performance of the obligations imposed on such Borrower under the Loan Documents to which it is a party and the Security Documents will not cause such Borrower to be in default under the provisions of any agreement, judgment or order to which such Borrower is a party or by which such Borrower is bound.

(f) Representations and Warranties in Other Loan Documents True. Each and every representation and warranty set forth in any of the other Loan Documents to which such Borrower is a party is true and correct in all material respects.

SECTION 5.02......Representations and Warranties of Lender.

      Lender hereby represents and warrants to each Borrower as follows:

(a) Due Organization. Lender is a corporation duly organized, validly existing and in good standing under the laws of the State of California.

(b) Power and Authority. Lender has the requisite power and authority to execute and deliver this Agreement and to perform its obligations under this Agreement.

(c) Due Authorization. The execution and delivery by Lender of this Agreement, and the consummation by it of the transactions contemplated thereby, and the performance by it of its obligations thereunder, have been duly and validly authorized by all necessary action and proceedings by it or on its behalf.

ARTICLE 6

                                      FEES

SECTION 6.01......Standby Fee.

      Borrowers shall pay the Standby Fee to Lender commencing on the first day after the First Anniversary to the end of the Term of the Agreement. The Standby Fee shall be the obligation of each Borrower based on the ratio of a Borrower's Initial Loan to all Loans then outstanding. The Standby Fee shall be payable monthly, in arrears, on the first Business Day following the end of the month, except that the Standby Fee for the last month during the Term of this Agreement shall be paid on the last day of the Term of this Agreement. AIMCO shall agree to pay the total amount of the Standby Fee.

SECTION 6.02......Origination Fees.

      Origination Fee. Each Borrower shall pay to Lender its prorata share (based upon Loan amount) of an origination fee equal to $1,470,000 (which is equal to the product obtained by multiplying (i) the maximum principal amount of Loans that can be outstanding at any time hereunder ($210,000,000) by (ii) 0.70%) (the "Origination Fee"). $735,000 of the Origination Fee shall be payable on the Initial Closing Date and the balance of the Origination Fee, $735,000, shall be payable on the earlier of (A) December 31, 2002 and (B) the date on which the aggregate original principal amount of Loans made pursuant to the Agreement exceeds $105,000,000. On the Initial Closing Date, Lender shall apply a credit in the amount of $3,874 against the Origination Fee, which credit may be allocated among Borrowers. AIMCO shall agree to pay the entire amount of the Origination Fee.

SECTION 6.03......Due Diligence and Processing Fees.

(a) Due Diligence Fees. Each Borrower shall pay to Lender due diligence fees ("Due Diligence Fees") with respect to the Mortgaged Property securing its Loan in an amount equal to the actual out-of-pocket expenses incurred by Lender in connection with Lender's due diligence plus $5,500.

            Borrowers have previously paid to Lender a deposit in respect of the Due Diligence Fees in the amount of $50,000.00 and shall pay the remainder of the Due Diligence Fees, if any relating to Borrower's Loan or its Mortgaged Property, to Lender on the Initial Closing Date. Any portion of the Due Diligence Fee deposited with Lender by Borrower not actually used by Lender to cover due diligence expenses for Borrower's Loan or the related Mortgaged Property shall be promptly refunded to Borrower.

(b) Additional Due Diligence Fees for Additional Collateral. Each Additional Borrower shall pay to Lender additional due diligence fees (the "Additional Collateral Due Diligence Fees") with respect to each Additional Mortgaged Property in an amount equal to the actual costs of Lender's due diligence on such Mortgaged Properties, including but not limited to third party reports required by Lender plus $5,500. The Additional Collateral Due Diligence Fees shall be paid together with any Additional Request.

(c) Variable Rate Funding Fee. Borrower shall pay the Variable Rate Funding Fee when submitting to Lender a Rate Form for processing.

SECTION 6.04......Legal Fees and Expenses.

(a) Initial Legal Fees. Borrower shall pay, or reimburse Lender for, all reasonable out-of-pocket legal fees and expenses incurred by Lender and by Fannie Mae in connection with the preparation, review and negotiation of this Agreement, any other Loan Documents and any other documents executed in connection with the transaction contemplated hereby and the proposed transfer of the Loans to Fannie Mae. Lender's legal fees for the specific property level work for each Initial Loan (excluding legal fees related to this Agreement and other Loan Documents not relating to the documentation of individual Loans) shall not exceed $5,000 per Initial Loan.

(b) Fees and Expenses Associated with Requests. Borrower shall pay, or reimburse Lender and Fannie Mae for, all reasonable costs and expenses incurred by Lender and Fannie Mae, including the out-of-pocket legal fees and expenses incurred by Lender and Fannie Mae in connection with the preparation, review and negotiation of all documents, instruments and certificates to be executed and delivered in connection with each Request submitted by Borrower, the performance by Lender of any of its obligations with respect to such Request, the satisfaction of all conditions precedent to Borrower's rights or Lender's obligations with respect to such Request, and all transactions related to any of the foregoing, including the cost of title insurance premiums and applicable recordation and transfer taxes and charges and all other reasonable costs and expenses in connection with such Request. The obligations of Borrower under this subsection shall be absolute and unconditional, regardless of whether the transaction requested in any such Request actually occurs. Borrower shall pay such costs and expenses to Lender on the Closing Date for a particular Request, or, as the case may be, after demand by Lender if Lender determines that such Request will not be approved.

SECTION 6.05......Collateral Release Fee.

      In connection with the release of any Mortgaged Property from the applicable Security Instrument, the Borrower shall, prior to such release, pay Lender the Collateral Release Fee.

SECTION 6.06......Look-back Fee.

      On the date 31 months after the Initial Closing Date, AIMCO shall pay to Lender the Look-back Fee, if any. The Look-back Fee shall not be payable if, prior to the date 30 months after the Initial Closing Date, this Agreement has been terminated and Borrower has paid the applicable Termination Fee and satisfied all of each Borrower's Obligations under this Agreement and each of the other Loan Documents.

SECTION 6.07......Failure to Close any Request.

      If Borrower makes a Request and fails to close on the Request for any reason other than the default by Lender or the proposed purchaser of an MBS, then Borrower shall pay to Lender and Fannie Mae all damages incurred by Lender and Fannie Mae in connection with the failure to close.

ARTICLE 7

                                EVENTS OF DEFAULT

SECTION 7.01......Events of Default.

      The occurrence of a default under any Loan Document related to a Borrower's Loan beyond the cure period, if any, set forth therein shall be an Event of Default under this Agreement. Notwithstanding the foregoing, an Event of Default with respect to a Loan, Mortgaged Property or Borrower shall not constitute an Event of Default with respect to any other Borrower.

ARTICLE 8

                                    REMEDIES

SECTION 8.01......Remedies; Waivers.

      Upon the occurrence of an Event of Default, Lender may do any one or more of the following with respect to the respective Loans secured by a Mortgaged Property to which the Event of Default pertains (or the Borrower causing such Event of Default ) related (without presentment, protest or notice of protest, all of which are expressly waived by each Borrower):

(a) by written notice to the defaulting Borrower, to be effective upon dispatch, declare the principal of, and interest on, the Borrower's Loan and all other sums owing by such Borrower to Lender under any of the Loan Documents forthwith due and payable, whereupon the relevant Loans will terminate and the principal of, and interest on, the Loans and all other sums owing by Borrower to Lender under any of the Loan Documents will become forthwith due and payable.

(b) Lender shall have the right to pursue any other remedies available to it under any of the Loan Documents.

(c) Lender shall have the right to pursue all remedies available to it at law or in equity, including obtaining specific performance and injunctive relief.

SECTION 8.02......Waivers; Rescission of Declaration.

      Lender shall have the right, to be exercised in its complete discretion, to waive any breach hereunder (including the occurrence of an Event of Default), by a writing setting forth the terms, conditions, and extent of such waiver signed by Lender and delivered to the Borrower. Unless such writing expressly provides to the contrary, any waiver so granted shall extend only to the specific event or occurrence which gave rise to the waiver and not to any other similar event or occurrence which occurs subsequent to the date of such waiver.

SECTION 8.03......Lender's Right to Protect Collateral and Perform Covenants and
Other Obligations.

      If Borrower fails to perform the covenants and agreements contained in this Agreement or any of the other Loan Documents to which it is a party and the same constitutes an Event of Default which has occurred and is continuing, then Lender at Lender's option, upon five (5) Business Days' prior notice (except in an emergency, in which case no notice is required) to the Borrower, may make such appearances, disburse such sums and take such action as Lender deems necessary, in its sole discretion, to protect Lender's interest, including (i) disbursement of reasonable attorneys' fees, (ii) entry upon the Mortgaged Property to make repairs and replacements, (iii) procurement of satisfactory insurance as provided in Section 5 of the Security Instrument encumbering the Mortgaged Property, and (iv) if the Security Instrument encumbers a leasehold, exercise of any option to renew or extend the ground lease on behalf of Borrower and the curing of any default of Borrower in the terms and conditions of the ground lease. Any amounts disbursed by Lender pursuant to this Section, with interest thereon, shall become additional indebtedness of Borrower secured by the Loan Documents. Unless Borrower and Lender agree to other terms of payment, such amounts shall be immediately due and payable and shall bear interest from the date of disbursement at the interest rate in effect from time to time for the relevant Loan unless collection from the applicable Borrower of interest at such rate would be contrary to applicable law, in which event such amounts shall bear interest at the highest rate which may be collected from Borrower under applicable law. Nothing contained in this Section shall require Lender to incur any expense or take any action hereunder.

SECTION 8.04......No Remedy Exclusive.

      Unless otherwise expressly provided, no remedy herein conferred upon or reserved is intended to be exclusive of any other available remedy, but each remedy shall be cumulative and shall be in addition to other remedies given under the Loan Documents or existing at law or in equity.

SECTION 8.05......No Waiver.

      No delay or omission to exercise any right or power accruing under any Loan Document upon the happening of any Event of Default or Potential Event of Default shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient.

SECTION 8.06......No Notice.

      To entitle Lender to exercise any remedy reserved to Lender in this Article, it shall not be necessary to give any notice, other than such notice as may be expressly required under the applicable provisions of this Agreement or any of the other Loan Documents.

ARTICLE 9

                              RIGHTS OF FANNIE MAE

SECTION 9.01......Special Pool Purchase Contract.

      Borrower and Lender have each entered into this Loan Agreement with the expectation that Fannie Mae shall enter into an agreement with Lender ("Special Pool Purchase Contract"), pursuant to which, inter alia, (i) Lender shall assign all of its rights but none of its obligations, which Lender expressly retains, under this Agreement to Fannie Mae, (ii) Fannie Mae shall accept the assignment of Lender's rights, (iii) subject to the terms, limitations and conditions contained in the Special Pool Purchase Contract, Fannie Mae shall purchase a 100% participation interest in each Loan issued under this Agreement by issuing to Lender a series of MBS, each MBS in such series in the amount and for a term equal to the Loan purchased and backed by an interest in Fixed Loan Notes or Variable Loan Notes, as the case may be, and the separate Collateral securing each of the Notes, (iv) Lender shall assign to Fannie Mae all of Lender's interest in the Notes and Collateral securing the Loans, and (v) Lender shall service the loans evidenced by the Notes. The parties expressly acknowledge and agree that Borrowers, Lender and Fannie Mae may offer comments and proposed amendments and revisions to this Agreement and the other Loan Documents and that nothing herein shall be deemed to be acceptable to or binding upon Fannie Mae until the Special Pool Purchase Contract is fully executed and delivered by Fannie Mae and Lender and Borrowers, Lender and Fannie Mae are in agreement on the final form of this Agreement and the other Loan Documents.

SECTION 9.02......Assignment of Rights.

      Each Borrower acknowledges and consents to the assignment to Fannie Mae of all of the rights of Lender under this Agreement and all other Loan Documents, including the right and power to make all decisions on the part of Lender to be made under this Agreement and the other Loan Documents, but Fannie Mae, by virtue of this assignment, shall not be obligated to perform the obligations of Lender under this Agreement or the other Loan Documents.

SECTION 9.03......Replacement of Lender.

      At the request of Fannie Mae made after the Fannie Mae Purchase Date, each Borrower and Lender shall agree to the assumption by another lender designated by Fannie Mae (which lender shall meet Fannie Mae's then current standards for lenders for credit facilities of the type and size of the Loans evidenced by this Agreement), of all of the obligations of Lender under this Agreement and the other Loan Documents, and/or any related servicing obligations, and, at Fannie Mae's option, the concurrent release of Lender from its obligations under this Agreement and the other Loan Documents, and/or any related servicing obligations, and shall execute all releases, modifications and other documents which Fannie Mae determines are necessary or desirable to effect such assumption.

SECTION 9.04......Fannie Mae and Lender Fees and Expenses.

      A Borrower's obligation to pay fees, costs or expenses incurred or charged by Lender pursuant to this Agreement shall be deemed to provide for Borrower's payment of all reasonable fees, costs and expenses incurred or charged by Lender or Fannie Mae in connection with Borrower's respective Loan.

SECTION 9.05......Third-Party Beneficiary.

      Each Borrower hereby acknowledge and agree that Fannie Mae is a third party beneficiary of all of the representations, warranties and covenants made by such Borrower to, and all rights under this Agreement conferred upon, Lender, and, by virtue of its status as third-party beneficiary and/or assignee of Lender's rights under this Agreement, Fannie Mae shall have the right to enforce all of the provisions of this Agreement against Borrower.

ARTICLE 10

                            INTEREST RATE PROTECTION

SECTION 10.01.....Interest Rate Protection.

(a) The Initial Cap. To protect against fluctuations in interest rates, Borrower shall make arrangements for Caps to be in place and maintained at all times with respect to each Variable Loan Outstanding. The Cap for each Variable Loan shall be in place for a period beginning on the Closing Date of each such Variable Loan and ending not earlier than the earlier of (i) three (3) years after the Closing Date of such Variable Loan and (ii) the Variable Loan Termination Date then in effect (the "Initial Cap Period"). Notwithstanding the foregoing, Lender shall not require the Cap to be in place until the Fannie Mae Purchase Date.

(b) Subsequent Caps. Subject to the other terms of this Article 10, additional Caps (each, a "Subsequent Cap") shall be required upon expiration of the Cap in place for the Initial Cap Period, such Subsequent Cap to be in effect for a period beginning on the last day of the Initial Cap Period and ending not earlier than the Variable Loan Termination Date then in effect. If the Variable Loan Termination Date is extended pursuant to Section 1.07 of this Agreement, the terms of this Article 10 shall apply as if the first day of the period after the original Variable Loan Termination Date is the Closing Date for the Loan. It is the intention of the parties, and a condition of the making of Variable
Loans, that the Borrower shall obtain, and shall maintain at all times during the Term of this Agreement so long as any Variable Loan is Outstanding, Caps in an aggregate notional principal amount equal to each Variable Loan Outstanding and covering the entire term of the Variable Loans and meeting the conditions set forth in Section 10.02.

SECTION 10.02.....Cap Terms.

      Each Cap shall:

(a) provide for a notional principal amount equal at all times to the outstanding principal balance of the related Variable Loan;

(b) be in effect for the terms required in Section 10.01;

(c) provide for a notional interest rate not greater than the lowest interest rate that would result in a Debt Service Coverage Ratio for the Mortgaged Property securing the Loan subject to the Cap of not less than 1.1 to 1 (the "Cap Interest Rate");

(d) require the counterparty to make interest payments on the notional principal amount at a rate equal to the amount by which the then applicable Coupon Rate exceeds the Cap Interest Rate;

(e) require the counterparty to make such interest payments to an account pledged to Lender pursuant to the Cap Security Agreement; and

(f) be evidenced, governed and secured on terms and conditions, and pursuant to documentation (the "Cap Documents"), in form and content acceptable to Fannie Mae, and with a counterparty approved by Fannie Mae.

SECTION 10.03.....Cap Security Agreement; Delivery of Cap Payments.

      Pursuant to a Cap Security Agreement, Lender shall be granted an enforceable, perfected, first priority lien on and security interest in each Cap and payments due under the Cap (including scheduled and termination payments) in order to secure Borrower's obligations to Lender under this Agreement. With respect to each Cap, the Cap Security Agreement must be delivered by Borrower to Lender no later than the effective date of the Cap.

SECTION 10.04.....Termination.

      Borrower shall not terminate, transfer or consent to any transfer of any existing Cap without Lender's prior written consent as long as Borrower is required to maintain a Cap pursuant to this Agreement; provided, however, that if, and at such time as, any Variable Loan is converted to a Fixed Loan or repaid in full, Borrower shall have the right to terminate the existing Cap with respect to such Variable Loan.

SECTION 10.05.....Performance Under Cap Documents.

      Borrower agrees to comply fully with, and to otherwise perform when due, its obligations under, all applicable Cap Documents and all other agreements evidencing, governing and/or securing any Cap arrangement contemplated under this Article 10. Borrower shall not exercise, without Lender's prior written consent, and shall exercise, at Lender's direction, any rights or remedies under any Cap Document, including without limitation the right of termination.

SECTION 10.06.....Escrow Provisions.

(a) Monthly Cap Escrow Payment. Until Borrower obtains a Cap or Caps that have a term through the entire term of each Variable Loan, the Borrower shall, on the first Business Day of each month, deposit with the Lender the Monthly Cap Escrow Payment. The "Monthly Cap Escrow Payment" means, with respect to the first 24 months after the purchase of a Cap for less than the entire remaining term of any portion of the Variable Loan Commitment (the "Original Escrow Period"), an amount equal to one twenty-fourth (1/24) of 100% of the cost, as reasonably estimated quarterly by the Lender, to obtain any required Subsequent Cap plus any amount required to increase the Cap Escrow Fund to the amount then required to be funded in the Cap Escrow Fund based on the then current cost estimate. After the Original Escrow Period, the Monthly Cap Escrow Payment means an amount equal to the excess of

            (i) 100% of the cost, as reasonably estimated by the Lender, to obtain any required Subsequent Cap, over

            (ii) the amount in the Cap Escrow Fund on the date immediately preceding the date of calculation, provided that such amount shall be calculated quarterly until the final of three (3) months before the expiration of the Cap then in effect, during which three (3) month period such amount shall be calculated monthly.

      In no event shall the Borrower be required to make deposits into the Cap Escrow Fund if the amount in the Cap Escrow Fund equals or exceeds 100% of the cost, as then reasonably estimated by the Lender, to obtain any required Subsequent Cap.

(b) Cap Escrow Fund. The Lender shall deposit the Monthly Cap Escrow Payments in an interest bearing account (the "Cap Escrow Fund") which meets the standards for custodial accounts as required by Lender from time to time. (The Monthly Cap Escrow Payment and all other funds in the Cap Escrow Fund are referred to collectively as the "Cap Escrow Fund"). Lender or a designated representative of Lender shall have the sole right to make withdrawals from such account. All interest earned on funds in the Cap Escrow Fund shall be added to and become part of the Cap Escrow Fund. Lender shall not be responsible for any losses resulting from the investment of the Cap Escrow Fund or for obtaining any specific level or percentage of earnings on such investment. If required by applicable law, provided that no Event of Default exists under any of the Loan Documents, Lender shall pay to Borrower the interest earned on the Cap Escrow
Fund once each year. Borrower assigns to Lender the Cap Escrow Fund as additional security for all of the Borrower's obligations under the Loan Documents; provided, however, Lender shall apply funds in the Cap Escrow Fund to purchase the next Subsequent Cap required. To the extent such Cap Escrow Funds are insufficient to purchase any required Subsequent Cap, the Borrower shall promptly remit such funds to the Lender or the provider of the Cap. Any amount in the Cap Escrow Fund not used to purchase a Subsequent Cap shall be returned to the Borrower at such time as Lender determines that no additional Subsequent Caps will be required to be purchased.

ARTICLE 11

                            MISCELLANEOUS PROVISIONS

SECTION 11.01.....Counterparts.

      To facilitate execution, this Agreement may be executed in any number of counterparts. It shall not be necessary that the signatures of, or on behalf of, each party, or that the signatures of all persons required to bind any party, appear on each counterpart, but it shall be sufficient that the signature of, or on behalf of, each party, appear on one or more counterparts. All counterparts shall collectively constitute a single agreement. It shall not be necessary in making proof of this Agreement to produce or account for more than the number of counterparts containing the respective signatures of, or on behalf of, all of the parties hereto.

SECTION 11.02.....Amendments, Changes and Modifications.

      This Agreement may be amended, changed, modified, altered or terminated only by written instrument or written instruments signed by Lender and Borrower affected thereby.

SECTION 11.03.....Right to Complete or Partial Termination of Loan Commitment.

      Subject to the terms and conditions of this Article, Borrowers shall have the right to permanently reduce the amount of Loans available under the Agreement.

(a) Procedure for Complete or Partial Termination of Loan Commitment

(i) Request. To permanently reduce the Loan commitment, Borrowers shall deliver a Termination Request to Lender. A permanent reduction of the Loan commitment to $0 shall be referred to as a "Complete Termination." The Termination Request shall include the following:

                        (A) The proposed amount of the reduction in the Loan commitment; and

                        (B)   Unless   there  is  a  Complete   Termination,   a
      designation by Borrower of the Loans, if any, which will be prepaid in connection with such termination.

(ii) Closing. If all General Conditions contained in Section 4.01 are satisfied, Lender shall reduce the Loan commitment, to the amount designated by Borrowers, at a closing to be held at offices designated by Lender on a Closing Date selected by Lender, within thirty (30) Business Days after Lender's receipt of the Termination Request (or on such other date as Borrowers and Lender may agree), by (A) payment in full of all Variable Loans required to be paid to reduce the aggregate unpaid principal balance of all Loans Outstanding to no greater than the reduced commitment, (B) payment of the Variable Loan Termination Fee, and (C) executing and delivering all documents reasonably required by Lender to evidence the reduction in the Loan commitment.

SECTION 11.04.    Payment of Costs, Fees and Expenses.

      Borrower shall pay, on demand, all reasonable fees, costs, charges or expenses (including the fees and expenses of attorneys, accountants and other experts) incurred by Lender in connection with:

(a) Any amendment, consent or waiver to this Agreement or the Loan Documents to which Borrower is a party (whether or not any such amendments, consents or waivers are entered into).

(b) Defending or participating in any litigation arising from actions by third parties and brought against or involving Lender with respect to (i) the Mortgaged Property securing Borrower's Loan, (ii) any event, act, condition or circumstance in connection with such Mortgaged Property or (iii) the relationship between Lender and Borrower in connection with this Agreement or any of the transactions contemplated by this Agreement.

(c) The administration or enforcement of, or preservation of rights or remedies under, this Agreement or any other Loan Documents or in connection with the foreclosure upon, sale of or other disposition of any Collateral granted pursuant to the Loan Documents.

(d) Any disclosure documents related to a Loan, including the reasonable fees and expenses of Lender's attorneys and accountants.

Borrower shall also pay, on demand, any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution, delivery, filing, recordation, performance or enforcement of any of the Loan Documents to which it is a party or its Loan. Any attorneys' fees and expenses payable by Borrower pursuant to this Section shall be recoverable separately from and in addition to any other amount included in such judgment, and such obligation is intended to be severable from the other provisions of this Agreement and to survive and not be merged into any such judgment. Any amounts payable by Borrower pursuant to this Section, with interest thereon if not paid when due, shall become additional indebtedness of Borrower secured by the Loan Documents to which it is a party. Such amounts shall bear interest from the date such amounts are due until paid in full at the interest rates in effect from time to time for the relevant Loan unless collection from Borrower of interest at such rate would be contrary to applicable law, in which event such amounts shall bear interest at the highest rate which may be collected from the Borrower under applicable law. The provisions of this Section are cumulative with, and do not exclude the application and benefit to Lender of, any provision of any other Loan Document relating to any of the matters covered by this Section.

SECTION 11.05.    Payment Procedure.

      All payments to be made to Lender pursuant to this Agreement or any of the Loan Documents shall be made in lawful currency of the United States of America and in immediately available funds by wire transfer to an account designated by Lender before 1:00 p.m. (Eastern Standard time) on the date when due.

SECTION 11.06.    Payments on Business Days.

      In any case in which the date of payment to Lender or the expiration of any time period hereunder occurs on a day which is not a Business Day, then such payment or expiration of such time period need not occur on such date but may be made on the next succeeding Business Day with the same force and effect as if made on the day of maturity or expiration of such period, except that interest shall continue to accrue for the period after such date to the next Business Day.

SECTION 11.07.    Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial.

      PRIOR TO THE FANNIE MAE PURCHASE DATE, THIS LOAN AGREEMENT SHALL BE GOVERNED BY, INTERPRETED, CONSTRUED AND ENFORCED PURSUANT TO AND IN ACCORDANCE WITH THE LAWS OF THE DISTRICT OF COLUMBIA (EXCLUDING THE LAW APPLICABLE TO CONFLICTS OR CHOICE OF LAW), BUT THE NOTES, THE SECURITY DOCUMENTS AND ALL OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY, INTERPRETED, CONSTRUED AND ENFORCED PURSUANT TO AND IN ACCORDANCE WITH THE LAWS OF THE JURISDICTION WHERE THE MORTGAGED PROPERTY SECURING A LOAN IS LOCATED.

      ON AND AFTER THE FANNIE MAE PURCHASE DATE AND NOTWITHSTANDING ANYTHING IN THE NOTES, THE SECURITY DOCUMENTS OR ANY OF THE OTHER LOAN DOCUMENTS TO THE CONTRARY, EACH OF THE TERMS AND PROVISIONS, AND RIGHTS AND OBLIGATIONS OF THE BORROWER UNDER THE NOTES AND OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY, SHALL BE GOVERNED BY, INTERPRETED, CONSTRUED AND ENFORCED PURSUANT TO AND IN ACCORDANCE WITH THE LAWS OF THE DISTRICT OF COLUMBIA (EXCLUDING THE LAW APPLICABLE TO CONFLICTS OR CHOICE OF LAW) EXCEPT TO THE EXTENT OF PROCEDURAL AND SUBSTANTIVE MATTERS RELATING ONLY TO (1) THE CREATION, PERFECTION AND FORECLOSURE OF LIENS AND SECURITY INTERESTS, AND ENFORCEMENT OF THE RIGHTS AND REMEDIES, AGAINST THE MORTGAGED PROPERTIES, WHICH MATTERS SHALL BE GOVERNED BY THE LAWS OF THE JURISDICTION IN WHICH THE MORTGAGED PROPERTY IS LOCATED, (2) THE PERFECTION, THE EFFECT OF PERFECTION AND NON-PERFECTION AND FORECLOSURE OF SECURITY INTERESTS ON PERSONAL PROPERTY (OTHER THAN DEPOSIT ACCOUNTS), WHICH MATTERS SHALL BE GOVERNED BY THE LAWS OF THE JURISDICTION DETERMINED BY THE CHOICE OF LAW PROVISIONS OF THE DISTRICT OF COLUMBIA UNIFORM COMMERCIAL CODE AND
(3) THE PERFECTION, THE EFFECT OF PERFECTION AND NON-PERFECTION AND FORECLOSURE OF DEPOSIT ACCOUNTS, WHICH MATTERS SHALL BE GOVERNED BY THE LAWS OF THE JURISDICTION IN WHICH THE DEPOSIT ACCOUNT IS LOCATED. BORROWER AGREES THAT ANY CONTROVERSY ARISING UNDER OR IN RELATION TO THE NOTES, THE SECURITY DOCUMENTS OR ANY OTHER LOAN DOCUMENT SHALL BE, EXCEPT AS OTHERWISE PROVIDED HEREIN, LITIGATED IN THE DISTRICT OF COLUMBIA. THE LOCAL AND FEDERAL COURTS AND AUTHORITIES WITH JURISDICTION IN DISTRICT OF COLUMBIA SHALL, EXCEPT AS OTHERWISE PROVIDED HEREIN, HAVE JURISDICTION OVER ALL CONTROVERSIES WHICH MAY ARISE UNDER OR IN RELATION TO THE LOAN DOCUMENTS, INCLUDING THOSE CONTROVERSIES RELATING TO THE EXECUTION, JURISDICTION, BREACH, ENFORCEMENT OR COMPLIANCE WITH THE NOTES, THE SECURITY DOCUMENTS OR ANY OTHER ISSUE ARISING UNDER, RELATING TO, OR IN CONNECTION WITH ANY OF THE LOAN DOCUMENTS. THE BORROWER IRREVOCABLY CONSENTS TO SERVICE, JURISDICTION, AND VENUE OF SUCH COURTS FOR ANY LITIGATION ARISING FROM THE NOTES, THE SECURITY DOCUMENTS OR ANY OF THE OTHER LOAN DOCUMENTS, AND WAIVE ANY OTHER VENUE TO WHICH THEY MIGHT BE ENTITLED BY VIRTUE OF DOMICILE, HABITUAL RESIDENCE OR OTHERWISE. NOTHING CONTAINED HEREIN, HOWEVER, SHALL PREVENT LENDER FROM BRINGING ANY SUIT, ACTION OR PROCEEDING OR EXERCISING ANY RIGHTS AGAINST BORROWER AND AIMCO AND AGAINST THE COLLATERAL IN ANY OTHER JURISDICTION. INITIATING SUCH SUIT, ACTION OR PROCEEDING OR TAKING SUCH ACTION IN ANY OTHER JURISDICTION SHALL IN NO EVENT CONSTITUTE A WAIVER OF THE AGREEMENT CONTAINED HEREIN THAT THE LAWS OF DISTRICT OF COLUMBIA SHALL GOVERN THE RIGHTS AND OBLIGATIONS OF BORROWER AND LENDER AS PROVIDED HEREIN OR THE SUBMISSION HEREIN BY BORROWER AND TO PERSONAL JURISDICTION WITHIN THE DISTRICT OF COLUMBIA. THE BORROWER (I) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING UNDER ANY OF THE LOAN DOCUMENTS TRIABLE BY A JURY AND (II) WAIVE ANY RIGHT TO TRIAL BY JURY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. FURTHER, THE BORROWER HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING, BUT NOT LIMITED TO, LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO THE BORROWER THAT LENDER WILL NOT SEEK TO ENFORCE THE PROVISIONS OF THIS SECTION. THE FOREGOING PROVISIONS WERE KNOWINGLY, WILLINGLY AND VOLUNTARILY AGREED TO BY BORROWER UPON CONSULTATION WITH INDEPENDENT LEGAL COUNSEL SELECTED BY BORROWER'S FREE WILL.

SECTION 11.08.    Severability.

      In the event any provision of this Agreement or in any other Loan Document shall be held invalid, illegal or unenforceable in any jurisdiction, such provision will be severable from the remainder hereof as to such jurisdiction and the validity, legality and enforceability of the remaining provisions will not in any way be affected or impaired in any jurisdiction.

SECTION 11.09.    Notices.

(a) Manner of Giving Notice. Each notice, direction, certificate or other communication hereunder (in this Section referred to collectively as "notices" and singly as a "notice") which any party is required or permitted to give to the other party pursuant to this Agreement shall be in writing and shall be deemed to have been duly and sufficiently given if:

(i) personally delivered with proof of delivery thereof (any notice so delivered shall be deemed to have been received at the time so delivered);

(ii) sent by Federal Express (or other similar overnight courier) designating morning delivery (any notice so delivered shall be deemed to have been received on the Business Day it is delivered by the courier);

(iii) sent by telecopier or facsimile machine which automatically generates a transmission report that states the date and time of the transmission, the length of the document transmitted, and the telephone number of the recipient's telecopier or facsimile machine (to be confirmed with a copy thereof sent in accordance with paragraphs (1) or (2) above within two Business Days) (any notice so delivered shall be deemed to have been received (i) on the date of transmission, if so transmitted before 5:00 p.m. (local time of the recipient) on a Business Day, or (ii) on the next Business Day, if so transmitted on or after 5:00 p.m. (local time of the recipient) on a Business Day or if transmitted on a day other than a Business Day);

addressed to the parties as follows:

            As to Borrower:   c/o AIMCO Properties, L.P.
                              2000 South Colorado Boulevard
                              Tower 2, Suite 100
                              Denver, CO  80222
                              Attention:  Patti K. Fielding
                              Telecopy No.:  (303) 300-3241

            with a copy to:         c/o AIMCO Properties, L.P.
                              2000 South Colorado Boulevard
                              Tower 2, Suite 100
                              Denver, CO  80222
                              Attention:  Miles Cortez, Esquire
                              Telecopy No.:  (303) 300-3297

            As to Lender:           GMAC Commercial Mortgage Corporation
                              200 Witmer Road
                              Horsham, PA  19044
                              Attention:
                              Telecopy No.:

            with a copy to:         GMAC Commercial Mortgage Corporation
                              200 Witmer Road
                              Horsham, PA  19044
                              Attention:
                              Telecopy No.:

            As to Fannie Mae: Fannie Mae
                           3939 Wisconsin Avenue, N.W.
                           Washington, D.C. 20016-2899
                              Attention:  Vice President for
                                       Multifamily Asset Management
                          Telecopy No.: (202) 752-5016

            with a copy to:         Arter & Hadden LLP
                              1801 K Street, N.W.
                              Suite 400K
                              Washington, D.C.  20006
                              Attention:  Lawrence H. Gesner, Esquire
                              Telecopy No.:  (202) 857-0172

(b) Change of Notice Address. Any party may, by notice given pursuant to this Section, change the person or persons and/or address or addresses, or designate an additional person or persons or an additional address or addresses, for its notices, but notice of a change of address shall only be effective upon receipt. Each party agrees that it shall not refuse or reject delivery of any notice given hereunder, that it shall acknowledge, in writing, receipt of the same upon request by the other party and that any notice rejected or refused by it shall be deemed for all purposes of this Agreement to have been received by the rejecting party on the date so refused or rejected, as conclusively established by the records of the U.S. Postal Service, the courier service or facsimile.

(c) Fannie Mae. Notices to Fannie Mae shall neither be required nor effective until the Fannie Mae Purchase Date.

SECTION 11.10.    Further Assurances and Corrective Instruments.

(a) Further Assurances. To the extent permitted by law, the parties hereto agree that they shall, from time to time, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such supplements hereto and such further instruments as Lender or Borrower may request and as may be required in the opinion of Lender or its counsel to effectuate the intention of or facilitate the performance of this Agreement or any Loan Document.

(b) Further Documentation. Without limiting the generality of subsection (a), in the event any further documentation or information is required by Lender to correct patent mistakes in the Loan Documents, materials relating to the Title Insurance Policies or the funding of the Loans, Borrower shall provide, or cause to be provided to Lender, at Borrower's cost and expense, such documentation or information. Borrower shall execute and deliver to Lender such documentation, including any amendments, corrections, deletions or additions to the Notes, the Security Instruments or the other Loan Documents to which it is a party as is reasonably required by Lender.

(c) Compliance with Investor Requirements. Without limiting the generality of subsection (a), Borrower shall do anything necessary to comply with the reasonable requirements of Lender to enable Lender to sell any MBS backed by a Loan.

SECTION 11.11.    Term of this Agreement.

      This Agreement shall continue in effect until the Termination Date.

SECTION 11.12.    Assignments; Third-Party Rights.

      No Borrower shall assign this Agreement, or delegate any of its obligations hereunder, without the prior written consent of Lender. Lender may assign its rights and obligations under this Agreement separately or together, without any Borrower's consent, but may not delegate its obligations under this Agreement after the Fannie Mae Purchase Date except as provided in Section 9.03.

SECTION 11.13.    Headings.

      Article and Section headings used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

SECTION 11.14.    General Interpretive Principles.

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires, (i) the terms defined in Appendix I and elsewhere in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other genders; (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP; (iii) references herein to "Articles," "Sections," "subsections," "paragraphs" and other subdivisions without reference to a document are to designated Articles, Sections, subsections, paragraphs and other subdivisions of this Agreement; (iv) a reference to a subsection without further reference to a
Section is a reference to such subsection as contained in the same Section in which the reference appears, and this rule shall also apply to paragraphs and other subdivisions; (v) a reference to an Exhibit or a Schedule without a further reference to the document to which the Exhibit or Schedule is attached is a reference to an Exhibit or Schedule to this Agreement; (vi) the words "herein," "hereof," "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision; and (vii) the word "including" means "including, but not limited to."

SECTION 11.15.    Interpretation.

      The parties hereto acknowledge that each party and their respective counsel have participated in the drafting and revision of this Agreement and the Loan Documents. Accordingly, the parties agree that any rule of construction which disfavors the drafting party shall not apply in the interpretation of this Agreement and the Loan Documents or any amendment or supplement or exhibit hereto or thereto.

SECTION 11.16.    Standards for Decisions, Etc.

      Unless otherwise provided herein, if Lender's approval is required for any matter hereunder, such approval may be granted or withheld in Lender's sole and absolute discretion. Unless otherwise provided herein, if Lender's designation, determination, selection, estimate, action or decision is required, permitted or contemplated hereunder, such designation, determination, selection, estimate, action or decision shall be made in Lender's sole and absolute discretion.

SECTION 11.17.    Decisions in Writing.

      Any approval, designation, determination, selection, action or decision of Lender or Borrower must be in writing to be effective.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.




                     (Signatures appear on following pages)

BORROWER:

BIG WALNUT, L.P., a Delaware limited partnership

By: Davidson Diversified Properties, Inc., a
Tennessee corporation, its general partner



By:
Patti K. Fielding
Senior Vice President

VILLA NOVA, LIMITED Partnership, a Tennessee limited partnership

By: Davidson Properties, Inc., a Tennessee
corporation, its managing general partner



By:
Patti K. Fielding
Senior Vice President

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P., a
Delaware limited partnership

By: Davidson Diversified Properties, Inc., a
Tennessee corporation, its managing
general partner



By:
Patti K. Fielding
Senior Vice President

LAKE EDEN ASSOCIATES, L.P., a Delaware limited partnership

By: Jacques-Miller Associates, a Tennessee
general partnership, its managing general
partner

By: JMA Equities, L.P., a Delaware limited
partnership, its managing partner

By: MAE JMA, Inc., a Delaware
corporation, its managing general
partner



By:
Patti K. Fielding
Senior Vice President

AIMCO STEEPLECHASE, L.P., a Delaware limited partnership

By: AIMCO Holdings, L.P., a Delaware limited
partnership, its sole general partner

By: AIMCO Holdings QRS, Inc., a Delaware
corporation, its sole general partner



By:
Patti K. Fielding
Senior Vice President

SHELTER PROPERTIES VI LIMITED PARTNERSHIP, a
South Carolina limited partnership

By: Shelter Realty VI Corporation, a South
Carolina corporation, its corporate
general partner



By:
Patti K. Fielding
Senior Vice President

WOODMERE ASSOCIATES, L.P., a Delaware limited partnership

By: Jacques-Miller Associates, a Tennessee
general partnership, its managing general
partner

By: JMA Equities, L.P., a Delaware limited
partnership, its managing partner

By: MAE JMA, Inc., a Delaware
corporation, its general partner



By:
Patti K. Fielding
Senior Vice President

SHELTER PROPERTIES VI LIMITED PARTNERSHIP, a
South Carolina limited partnership

By: Shelter Realty VI Corporation, a South
Carolina corporation, its corporate
general partner



By:
Patti K. Fielding
Senior Vice President

LENDER:

GMAC COMMERCIAL MORTGAGE CORPORATION, a
California corporation



By:
Name:
Title:

                                    EXHIBIT A

--------------------------------------------------------------------------------
              Mortgaged Property               Initial Valuation   Loan Amount
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Big Walnut Apartments (Whitehall, OH)              $8,800,000.00   $5,720,000.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Villa Nova Apartments (Indianapolis, IN)           $3,900,000.00   $2,535,000.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Versailles on the Lake Apartments (Fort            $3,724,000.00   $2,420,600.00
Wayne, IN)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Lebanon Station Apartments (Columbus, OH)         $10,550,000.00   $6,857,500.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Emerald Ridge Apartments (Tyler, TX)               $9,500,000.00   $6,168,575.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Rocky Creek Apartments (Augusta, GA)               $3,600,000.00   $2,340,000.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Woodmere Apartments (Cincinnati, OH)               $4,700,000.00   $2,223,000.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Carriage House Apartments (Gastonia, NC)           $2,920,000.00   $1,898,000.00
--------------------------------------------------------------------------------

                                    EXHIBIT B



                                 Fixed Loan Note



                                 FIXED LOAN NOTE





US $____________                                              __________, 20__





FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a _________________ corporation, the principal sum of
___________________________   __________________________________________________
Dollars (US $____________________), with interest on the unpaid principal balance at the annual rate of __________________ percent (____%).

      This Note is executed and delivered by Borrower pursuant to that certain Loan Agreement dated as of ______________, 2002 by and between Borrower, certain other Borrowers signatory thereto and Lender (as amended from time to time, the "Loan Agreement"), to evidence the obligation of Borrower to repay a Fixed Loan made by Lender to Borrower in accordance with the terms of the Loan Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made, for a statement of all the terms and conditions under which the Fixed Loan evidenced hereby is made.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instrument (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of
______________________________________________________________________________
Dollars (US $__________________________), shall be payable on the first day of each month beginning on __________________, _____, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on ___________________________________ or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly installment due hereunder is not received by Lender on or before the 10th day of each month or if any other amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the date such amount is due, counting from and including the date such amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such monthly installment or other amount due. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or other payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence;
         (2)  failure  of  Borrower  to  apply  all   insurance   proceeds   and
         condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the
         Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.
10.      Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all (but not less than all) of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days, but not more than 60 days, prior notice of its intention to make such prepayment. Such notice shall be addressed to Lender and shall include, at a minimum, the date upon which Borrower intends to make the prepayment. If Borrower fails to prepay this Note within five (5) Business Days of the stated date of prepayment, Lender shall have the right to recalculate the prepayment premium pursuant to Schedule A based upon the date that Borrower actually prepays this Note. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes, including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender under this Note and the other Loan Documents, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 90 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)      Schedule A is hereby incorporated by reference into this Note.

(d) Any required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the loan evidenced by this Note, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay on demand all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

14. Loan Charges. Borrower agrees to pay an effective rate of interest equal to the sum of the interest rate provided for in this Note and any additional rate of interest resulting from any other charges of interest or in the nature of interest paid or to be paid in connection with the loan evidenced by this Note and any other fees or amounts to be paid by Borrower pursuant to any of the other Loan Documents. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law; Consent to Jurisdiction; WAIVER OF JURY TRIAL. The provisions of Section 11.06 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 11.08 of the Security Documents.

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

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

            -----
             X       Schedule A    Prepayment Premium (required)
            -----

            -----
                     Schedule B    Modifications to Multifamily Note
            -----

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                    BORROWER









                                    __________________________________________



                                    __________________________________________

                                   Borrower's Social Security/Employer ID Number

                                   SCHEDULE A



                               PREPAYMENT PREMIUM



      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made during the first ______ years beginning on the date of the Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i)               1% of the amount of principal being prepaid; or

(ii)              The product obtained by multiplying:

(A)               the amount of principal being prepaid,

                        by

(B) the difference obtained by subtracting from the interest rate on this Note the yield rate (the "Yield Rate") on the __________% U.S. Treasury Security due _________________________ (the "Specified U.S. Treasury Security"), as the Yield Rate is reported in The Wall Street Journal on the twenty-fifth Business Day preceding (x) the date Borrower stated to be the intended prepayment date in its notice of prepayment given to Lender where prepayment is voluntary, or (y) the date Lender accelerates the Loan or otherwise accepts a prepayment pursuant to Paragraph 10(a)(3) of this Note, by

(C) the present value factor calculated using the following formula:

                                    1 - (1 + r)-n

                                        r

                                 [r = Yield Rate

                                     n = the number of 365-day years (or 366-day
                                    years,  if  applicable),  and  any  fraction
                                    thereof,  remaining  between the  Prepayment
                                    Date  and  the   expiration   of  the  Yield
                                    Maintenance Period]

                              In the event that no Yield Rate is published for the Specified U.S. Treasury Security, then the nearest equivalent U.S. Treasury Security shall be selected at Lender's discretion. If the publication of such Yield Rates in The Wall Street Journal is discontinued, Lender shall determine such Yield Rates from another source selected by Lender.

                              For purposes of subparagraph (ii)(C), the "Prepayment Date" shall be (x) in the case of a voluntary prepayment, the date on which the prepayment is made, and (y) in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 90 days before the Maturity Date, the prepayment premium shall be 1% of the amount of principal being prepaid.











                                    _____________________________

                                               INITIAL(S)

                          SCHEDULE B TO FIXED LOAN NOTE



                        MODIFICATIONS TO MULTIFAMILY NOTE

                                    EXHIBIT C



                               Variable Loan Note



SECTION 11.18.                                        ______________ Apartments



SECTION 11.19.    MULTIFAMILY NOTE

                                 (VARIABLE LOAN)





US $__________________                                   As of _________, 2002





      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of _________________________ Dollars and 00/100 Dollars (US $________________________), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower pursuant to that certain Loan Agreement, dated as of _____________, 2002, by and among Borrower, certain other borrowers signatory thereto and Lender (as amended, supplemented or otherwise modified or amended and restated from time to time, the "Loan Agreement"), to evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by a Loan Confirmation Instrument, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instruments or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instruments under Section 12 of the Security Instruments. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instruments (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement, except as provided in subsection (e) below.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

(e) Notwithstanding any contrary provisions of subsection (b), (c) and (d) above, prior to the Fannie Mae Purchase Date, Borrower shall pay interest on its Variable Rate Loan in arrears at a rate equal to (i) LIBOR Rate plus a number of basis points equal to the Variable Loan Fee for the thirty (30) day period commencing on the Initial Closing Date and (ii) after such thirty (30) day period, the higher of (A) LIBOR Rate plus 150 basis points or (B) a rate based on Lender's costs of funds, as determined by Lender, plus a number of basis points equal to the Variable Loan Fee, for the period from and including the thirty-first (31st) day after the Initial Closing Date until the Fannie Mae Purchase Date. For purposes of the previous sentence, the LIBOR Rate shall be reset every ninety (90) days commencing on the date that is ninety (90) days after the Initial Closing Date. On the date hereof, Borrower shall pay interest in advance from the date hereof through October 15, 2002. On November 15, 2002 and on the fifteenth (15th) day of each calendar month thereafter, Borrower shall pay interest in arrears calculated for the actual number of days since the fifteenth (15th) day of the previous calendar month.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instruments") and reference is made to the Security Instruments for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence;
                  (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument;
                  (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender five Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16.               Counting  of  Days.   Except  where   otherwise   specifically
                  provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17.               Governing Law; Consent to Jurisdiction;  WAIVER OF JURY TRIAL.
                  The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with
                  Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or any Other Loan Document shall constitute an "Event of Default" under this Note, and, accordingly, upon the occurrence of an Event of Default under the Loan Agreement, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Priority of Loans. To the extent each MBS issued to fund or renew the Loan evidenced by this Note shall be deemed to secure a separate Variable Loan, the lien of each Security Document executed by Borrower from time to time to secure this Note, shall secure each separate Variable Loan (and the lien of each Security Instrument and other Security Document executed by Borrower to secure its obligations under the Loan Documents) to the same extent and with the same effect as if the Variable Loan had been made (and any guaranty obligation had been incurred) on the date on which (i) with respect to each other Security Instrument, the Security Instrument is recorded in the land records of the jurisdiction in which the real property covered by the Security Instrument is located, or (ii) with respect to each other Security Document, the date on which the Security Document is executed and delivered to Lender.




                    [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.







                                    ________________________________,

                                       a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   __________________________

                                                  Name:___________________

                                                  Title:____________________

      Pay  to the  order  of  ________________________________________,  without recourse.







                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation







                                    By:

                                      Name:

                                     Title:

                                    EXHIBIT D



                               Conversion Request



      THE LOAN AGREEMENT REQUIRES THERE TO OCCUR AT A CLOSING TO BE HELD AT OFFICES DESIGNATED BY YOU ON A CLOSING DATE SELECTED BY YOU, AND OCCURRING WITHIN 30 BUSINESS DAYS AFTER YOUR RECEIPT OF THE CONVERSION REQUEST (OR ON SUCH OTHER DATE TO WHICH WE MAY AGREE), AS LONG AS NONE OF THE LIMITATIONS CONTAINED IN SECTION 1.09 OF THE LOAN AGREEMENT IS VIOLATED, AND ALL CONDITIONS CONTAINED IN SECTION 1.10 OF THE LOAN AGREEMENT ARE SATISFIED.

____________________, ______

VIA: _______________________


GMAC Commercial Mortgage Corporation

200 Witmer Road

Horsham, PA  19044





[Note: Subject to change in the event Lender or its address changes]

Re: CONVERSION REQUEST issued pursuant to Loan Agreement, dated as of ____________, by and between the undersigned ("Borrower"), certain other borrowers signatory thereto and Lender (as amended from time to time, the "Loan Agreement").

Ladies and Gentlemen:

This   constitutes   a  Conversion   Request   pursuant  to  the  terms  of  the
above-referenced Loan Agreement.

      Section 1. Request. Borrower hereby requests that there occur a conversion of the Variable Loan to a Fixed Loan in accordance with the terms of the Loan Agreement. The amount of the conversion shall be $_________________________.

      Maturity Date of current
      MBS issued to fund Variable Loan: ________________________________

      Amount of Variable Loan:            ________________________________


      (Note: Any Fixed Loans made in conjunction with a conversion of a Variable Loan must be accompanied by a Loan Request and shall be reviewed in accordance with the terms of the Loan Agreement.)

      All documents, instruments and certificates required to be delivered pursuant to the conditions contained in Section 1.10 of the Loan Agreement, including the Conversion Documents, will be delivered on or before the Closing Date.

      Section 2. Capitalized Terms. All capitalized terms used but not defined in this Request shall have the meanings ascribed to such terms in the Loan Agreement.

                                   Sincerely,


                                    ________________________________,

                                    a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   ______________________________

                                          Name: ______________________________

                                     Title:      ______________________________

                                    EXHIBIT E



                                    Rate Form



      Pursuant to Section 2.01(b) of that certain Loan Agreement dated as of ________________ (as amended from time to time, the "Loan Agreement") by and among GMAC COMMERCIAL MORTGAGE CORPORATION, a _________________ corporation ("Lender"), the undersigned (the "Borrower"), and certain other borrowers signatory thereto, Borrower hereby requests that Lender cause Fannie Mae to issue an MBS with the following terms:

      Designation of Loan           _____ Fixed Loan

      (Check One)             _____ Variable Loan

      FOR VARIABLE LOAN ONLY:

            Proposed Discount Rate              ________ %

            Loan Amount                         $______________________

            Term                                _______ months

            MBS Issue Date                      _______________, _______

            Variable Loan Fee                   _______________________

            Maximum Annual Coupon Rate          ________ %

            Price                               _______________________

            Breakage Fee Deposit                      $______________________

            Closing Date no later than                _______________, _______

      FOR FIXED LOAN ONLY:

            Proposed Pass-Through Rate                ________ %

            Loan Amount                         $______________________

            Term                                _______ months

            MBS Issue Date                      _______________, _______

            Fixed Facility Fee                        _______________________

            Maximum Annual Coupon Rate          ________ %

            Amortization Period                       _______________________

            Closing Date no later than                _______________, _______


      Lender will provide Borrower with written confirmation when and if it has obtained a commitment for the purchase of a Fannie Mae MBS having the characteristics described above. In the event that the lowest available Coupon Rate is greater than that specified above, Lender will not proceed without the prior written authorization of Borrower.

      Borrower certifies that all conditions contained in Article 2 of the Loan Agreement that are required to be satisfied will be satisfied on or before the Closing Date.

      Defined terms used herein shall have the same meaning as set forth in the Loan Agreement.



Dated: ____________________, ____


                                    ________________________________,

                                    a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   ______________________________

                                          Name: ______________________________

                                     Title:      ______________________________

      Pursuant to Section 2.01(c) of the Loan Agreement, Lender hereby confirms that it has obtained a commitment for the purchase of a Fannie Mae MBS in conformance with the terms noted above except for the following:
      .





Dated:  ______________________________________________


                              GMAC COMMERCIAL MORTGAGE CORPORATION, a
                               corporation





                              By:

                              Name:

                              Title:


    Rate Setting Date: ____________________, ______, ___:___ AM/PM Eastern Time

                                    EXHIBIT F



                          Loan Confirmation Instrument



      THIS LOAN CONFIRMATION INSTRUMENT (the "Loan Confirmation Instrument") is made as of the ____ day of _______________, _____, by _____________________, a
_______________________ ("Borrower") for the benefit of GMAC COMMERCIAL MORTGAGE CORPORATION, a _________________ corporation ("Lender").

                                    RECITALS

A. Borrower, certain other borrowers signatory thereto and Lender are parties to that certain Loan Agreement, dated as of ___________________ (as amended from time to time, the "Loan Agreement").

B. All of Lender's right, title and interest in the Loan Agreement and the Loan Documents executed in connection with the Loan Agreement or the transactions contemplated by the Loan Agreement have been assigned to Fannie Mae pursuant to that certain Assignment of Loan Agreement and Other Loan Documents, dated as of ________________ (the "Assignment"). Fannie Mae has not assumed any of the obligations of Lender under the Loan Agreement or the Loan Documents as a result of the Assignment. Fannie Mae has designated Lender as the servicer of the Loans contemplated by the Loan Agreement.

C. In accordance with this Loan Confirmation Instrument and the Loan Agreement, Lender is requesting that Fannie Mae issue an MBS to fund a Variable Loan made to Borrower.

D. Borrower is executing this Loan Confirmation Instrument pursuant to the Loan Agreement to confirm certain terms of the Loan Agreement and that certain Variable Loan Note dated the same date as the Loan Agreement in the original principal amount of $_________________ (as amended from time to time, the "Variable Note") relating to the Variable Loan, and Borrower's obligation to repay the Loan in accordance with the terms of the Variable Note and this Loan Confirmation Instrument.

      NOW, THEREFORE, Borrower, in consideration of Lender's requesting that Fannie Mae issue an MBS to fund a Variable Loan, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, hereby agree as follows:

      Section 1. Confirmation of Loan and Terms of MBS. Borrower hereby confirms the following terms of the Variable Loan, and confirms and agrees that it shall repay the Loan to Lender in accordance with the terms of the Variable Note and the Loan Agreement:

      Loan Amount                               $_______________________

      MBS Term                                  _______ months

      MBS Issue Date                            _________________, ______

      Variable Loan Fee                         $_______________________

      Coupon Rate                               _______ %

      Discount                                  _______ %

      Price                                     ________________________

      Closing Date                                    _______________, ________

Section 2. Beneficiaries. This Loan Confirmation Instrument is made for the express benefit of Lender.

      Section 3. Purpose. The terms of the Loan Agreement and the Variable Note govern the repayment, and all other terms relating to the Variable Loan. However, this Loan Confirmation Instrument has been executed to create a physical instrument evidencing the above-described Loan and MBS under the Variable Note. The Variable Loan and the MBS evidenced by this Loan Confirmation Instrument do not represent a separate indebtedness from that evidenced by the Variable Note.

      Section 4. Effectiveness of Loan Confirmation Instrument. This Loan Confirmation Instrument will not be effective until the sale of the MBS has been completed, at which time Lender shall note the date of such funding by completing the date block at the foot of this Loan Confirmation Instrument, and executing this Loan Confirmation Instrument below such date block, and such completion shall be binding on Borrower, absent manifest error.

      Section 5. Capitalized Terms. All capitalized terms used in this Loan Confirmation Instrument which are not specifically defined herein shall have the respective meanings set forth in the Loan Agreement.

      Section 6. Counterparts. This Loan Confirmation Instrument may be executed in counterparts by the parties hereto, and each such counterpart shall be considered an original and all such counterparts shall constitute one and the same instrument.



                    [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

      IN  WITNESS  WHEREOF,   Borrower  has  executed  this  Loan   Confirmation
Instrument as an instrument under seal as of the day and year first above written.





                                    ________________________________,

                                    a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   ______________________________

                                          Name: ______________________________

                                    Title:      ______________________________







-----------------------------------------------------


Date of Funding:   _______________________, _______
-----------------------------------------------------


                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                   corporation





                                    By:

                                    Name:

                                    Title:

                                    EXHIBIT G



                                  Loan Request



THE LOAN AGREEMENT REQUIRES YOU TO MAKE THE REQUESTED INITIAL LOAN, IF ALL CONDITIONS CONTAINED IN SECTION 2.04(a) OF THE LOAN AGREEMENT ARE SATISFIED, AT A CLOSING TO BE HELD ON THE INITIAL CLOSING DATE.

____________________, ______

VIA: _______________________


GMAC Commercial Mortgage Corporation

200 Witmer Road

Horsham, PA  19044



[Note: Subject to change in the event Lender or its address changes]

Re: LOAN REQUEST issued pursuant to Loan Agreement, dated as of _____________ by and between the undersigned ("Borrower"), certain other borrowers signatory thereto, and Lender (as amended from time to time, the "Loan Agreement")

Ladies and Gentlemen:

This constitutes a Loan Request pursuant to the terms of the above-referenced Loan Agreement.

      Section 1. Request. Borrower hereby requests that Lender make a Loan in accordance with the terms of the Loan Agreement. Following is the information required by the Loan Agreement with respect to this Request:

      (a)   Amount. The amount of the Initial Loan shall be $_____________.

      (b) Accompanying Documents. All documents, instruments and certificates required to be delivered pursuant to the conditions contained in
            Article 4 of the Loan Agreement, including (i) a confirmed Rate Form, and (ii) a Loan Confirmation Instrument will be delivered on or before the Closing Date.

      (c) Wiring Information. Please wire the Initial Loan on or before the Closing Date into our account in accordance with the following wiring information:

                  ___________________________________________

                  ___________________________________________

                  ___________________________________________

Section 2. Capitalized Terms. All capitalized terms used but not defined in this Request shall have the meanings ascribed to such terms in the Loan Agreement.



                    (Remainder of page intentionally left blank)

                                   Sincerely,





                                    ________________________________,

                                    a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   ______________________________

                                          Name: ______________________________

                                     Title:      ______________________________

                                    EXHIBIT H



                             Additional Loan Request



      THE LOAN AGREEMENT REQUIRES YOU TO PERMIT THE REQUESTED INCREASE IN THE LOAN, AT A CLOSING TO BE HELD AT OFFICES DESIGNATED BY YOU ON A CLOSING DATE SELECTED BY YOU, AND OCCURRING WITHIN THIRTY (30) BUSINESS DAYS AFTER YOUR RECEIPT OF THE LOAN INCREASE REQUEST (OR ON SUCH OTHER DATE AS WE AGREE), AS LONG AS ALL CONDITIONS CONTAINED IN SECTIONS 3.01, 3.02, 3.03, 4.01 AND 4.03 OF THE LOAN AGREEMENT ARE SATISFIED. REFERENCE IS MADE TO THE LOAN AGREEMENT FOR THE SCOPE OF LENDER'S OBLIGATIONS WITH RESPECT TO THIS REQUEST.

____________________, ______

VIA: _______________________


GMAC Commercial Mortgage Corporation

200 Witmer Road

Horsham, PA  19044



[Note: Subject to change in the event Lender or its address changes]

Re: ADDITIONAL LOAN REQUEST issued pursuant to Loan Agreement, dated as of ____________, by and between the undersigned ("Borrower"), certain other borrowers signatory thereto and Lender (as amended from time to time, the "Loan Agreement")

Ladies and Gentlemen:

This constitutes an Additional Loan Request pursuant to the terms of the above-referenced Loan Agreement.

      Section  1.  Request.   Borrower  hereby  requests  that  Lender  make  an
Additional Loan in accordance with the terms of the Loan Agreement. Following is the information required by the Loan Agreement with respect to this Request:

      (a)   Amount. The amount of the Additional Loan shall be $_____________.

      (b) Accompanying Documents. All documents, instruments and certificates required to be delivered pursuant to the conditions contained in
            Article 4 of the Loan Agreement, including (i) a confirmed Rate Form and (ii) a Loan Confirmation Instrument will be delivered on or before the Closing Date.

      (c) Wiring Information. Please wire the Additional Loan on or before the Closing Date into our account in accordance with the following wiring information:

                  ___________________________________________

                  ___________________________________________

                  ___________________________________________



Section 2. Capitalized Terms. All capitalized terms used but not defined in this Request shall have the meanings ascribed to such terms in the Loan Agreement.

                                   Sincerely,

                                    ________________________________,

                                    a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   ______________________________

                                          Name: ______________________________

                                     Title:      ______________________________

                                    EXHIBIT I



            Interest Rate Cap Security, Pledge and Assignment Agreement



      This INTEREST RATE CAP SECURITY, PLEDGE AND ASSIGNMENT AGREEMENT (this "Agreement"), dated as of ____________, ______, is by and among (i) ________________________, a ______________________ (the "Grantor"), and (ii)
GMAC  COMMERCIAL   MORTGAGE   CORPORATION,   a   _________________   corporation
("Lender").

                                    RECITALS:

A. Grantor, certain other borrowers signatory thereto, and Lender are party to that certain Loan Agreement dated as of ___________________ (such agreement, as the same may be amended, supplemented or otherwise modified or amended and restated, from time to time, the "Loan Agreement"), pursuant to which Lender has agreed to provide Loans in accordance with and subject to the terms of the Loan Agreement. As set forth in Section 1.2 of this Agreement, all capitalized terms not otherwise defined herein shall have their respective meanings set forth in the Loan Agreement.

B. As required by the Loan Agreement, the Grantor has made arrangements for the acquisition of a Cap or Caps pursuant to certain documents attached as Exhibit A to this Agreement (the "Cap Documents").

C. As security for the Grantor's obligations under the Loan Agreement and the Note, the Grantor and the Lender are entering into this Agreement.

      NOW, THEREFORE, in consideration of the mutual covenants and undertakings set forth in this Agreement and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Grantor and the Lender agree as follows:

1. Incorporation of Recitals; Definitions; Interpretation; Reference Materials.

1.1. Incorporation of Recitals. The recitals set forth in this Agreement are, by this reference, incorporated into and deemed a part of this Agreement.

1.2. Definitions. Capitalized terms used in this Agreement shall have the meanings given to those terms in this Agreement. Capitalized terms used in this Agreement and not defined in this Agreement, but defined in the Loan Agreement, shall have the meanings given to those terms in the Loan Agreement.

1.3. Interpretation. Words importing any gender include all genders. The singular form of any word used in this Agreement shall include the plural, and vice versa, unless the context otherwise requires. Words importing persons include natural persons, firms, associations, partnerships and corporations. The parties hereto acknowledge that each party and their respective counsel have participated in the drafting and revision of this Agreement. Accordingly, the parties agree that any rule of construction which disfavors the drafting party shall not apply in the interpretation of this Agreement or any statement or supplement or exhibit hereto.

1.4. Reference Materials. Sections mentioned by number only are the respective sections of this Agreement so numbered. Reference to "this section" or "this subsection" shall refer to the particular section or subsection in which such reference appears. Any captions, titles or headings preceding the text of any section and any table of contents or index attached to this Agreement are solely for convenience of reference and shall not constitute part of this Agreement or affect its meaning, construction or effect.

2. Collateral and Obligations; Further Assurances.

2.1. Security Interest in Collateral. To secure the Grantor's obligations under the Loan Agreement, the Note and the other Loan Documents (the "Obligations"), the Grantor hereby assigns, pledges and grants a security interest to the Lender in and to all of the Grantor's right, title and interest in and to the following (collectively, the "Collateral"):

(i) the Cap and the Cap Documents;

(ii) any and all moneys (collectively, "Payments") payable to the Grantor, from time to time, pursuant to the Cap Documents by the counterparty under the Cap Documents (the "Counterparty");

(iii) all rights of the Grantor under any of the foregoing, including all rights of the Grantor to the Payments, contract rights and general intangibles now existing or hereafter arising with respect to any or all of the foregoing;

(iv) all rights, liens and security interests or guarantees now existing or hereafter granted by the Counterparty or any other person to secure or guaranty payment of the Payments due pursuant to the Cap Documents;

(v) all documents, writings, books, files, records and other documents arising from or relating to any of the foregoing, whether now existing or hereafter arising;

(vi) all extensions, renewals and replacements of the foregoing; and

(vii) all cash and non-cash proceeds and products of any of the foregoing, including, without limitation, interest, dividends, cash, instruments and other property from time to time received, receivable or otherwise distributed or distributable in respect of or in exchange for any or all of the other Collateral.

3. Delivery of Cap Documents.

3.1 Acquisition of Cap; Delivery of Cap Documents. The Grantor has, on or before the date of this Agreement, executed and delivered the Cap Documents to the Counterparty and has delivered to the Lender fully executed originals of such Cap Documents. True, complete and correct copies of the Cap Documents and all amendments thereto, fully executed by all parties, are attached as Exhibit A hereto. The Grantor hereby represents and warrants to the Lender that there is no additional security for or any other arrangements or agreements relating to the Cap Documents.

3.2 Obligations Remain Absolute. Nothing contained herein shall relieve the Grantor of its primary obligation to pay all amounts due in respect of its obligations under the Loan Agreement, the Note or the Other Loan Documents.

4. Representations and Warranties.

4.1 Representations and Warranties of the Grantor. The Grantor represents and warrants to the Lender on the Closing Date that:

(i) it has all requisite power and authority to enter into this Agreement and to carry out its obligations under this Agreement; the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement have been duly authorized by all necessary action on the part of the Grantor; this Agreement has been duly executed and delivered by it and is the valid and binding obligation of the Grantor, enforceable against it in accordance with its terms; and

(ii) it is the legal and beneficial owner of, and has good and marketable title to (and full right and authority to assign), the Collateral, free and clear of all Liens.

5. Maintenance, Administration of Cap.

5.1 Compliance with Reimbursement Agreement. The Grantor agrees to comply with the provisions of the Loan Agreement related to obtaining and maintaining at all applicable times a Cap which satisfies the requirements of the Loan Agreement.

5.2 Event of Default. Upon the occurrence and during the continuance of any "Event of Default" under the Loan Agreement, the Lender shall have and may exercise the same rights, powers, and remedies with respect to the Collateral that the Grantor may exercise, which rights, powers, and remedies are incorporated herein by this reference for all purposes. In furtherance and not in limitation of the foregoing, the Lender shall have all rights, remedies and recourses with respect to the Collateral granted in the Loan Agreement and any other instrument executed in connection therewith, or existing at common law or equity (including specifically those granted by the Uniform Commercial Code as adopted in the District of Columbia, the right of offset, the right to sell the Collateral at public or private sale, and the right to receive distributions to Grantor, and such rights and remedies (i) shall be cumulative and concurrent,
(ii) may be pursued separately, successively or concurrently against the Grantor and any other party obligated under the Obligations, or against the Collateral, or any other security for the Obligations, at the sole discretion of the Lender,
(iii) may be exercised as often as occasion therefor shall arise, it being agreed by Grantor that the exercise or failure to exercise any of same shall in no event be construed as a waiver or release thereof or of any other right, remedy or recourse, and (iv) are intended to be and shall be, non-exclusive.

      If the proceeds of sale, collection or other realization of or upon the Collateral are insufficient to cover the costs and expenses of such realization and the payment in full of the Obligations, the Grantor shall remain liable for any deficiency (subject to the applicable non-recourse provisions of the Loan Agreement).

      Upon the occurrence and continuance of an "Event of Default" under the Loan Agreement, in case of any sale by the Lender of any of the Collateral, which may be elected at the option and in the complete discretion of the Lender, the Collateral so sold may be retained by the Lender until the selling price is paid by the purchaser, but the Lender shall not incur any liability in case of failure of the purchaser to take up and pay for the Collateral so sold. In case of any such failure, such Collateral so sold may be again similarly sold. After deducting all costs or expenses of every kind (including, without limitation, the reasonable attorneys' fees and legal expenses incurred by the Lender), the Lender shall apply the residue of the proceeds of any sale or sales in repayment of the principal and interest due under the Note and any other amounts due Lender in connection therewith in such manner as the Lender may deem advisable.

6. Miscellaneous Provisions.

4.1 Termination. This Agreement shall terminate upon the date which is ninety-one (91) days after the date on which all amounts due under the Loan Agreement, the Note and the other Loan Documents have been paid in full, provided that during such ninety-one (91) day period no Act of Bankruptcy (as defined below) shall have occurred. "Act of Bankruptcy" means the filing of a petition in bankruptcy or other commencement of a bankruptcy or similar proceeding by or against the Grantor under any applicable bankruptcy, insolvency, reorganization or similar law now in effect or any such proceeding by or against the Grantor under any applicable bankruptcy, insolvency, reorganization or similar law in effect after the date of this Agreement. Upon termination of this Agreement, all Collateral shall be reassigned to the Grantor without recourse, representation or warranty.

4.2 Attorney-In-Fact. Without limiting any rights or powers granted by this Agreement to the Lender, upon the occurrence and during the continuance of any "Event of Default" under the Loan Agreement, the Lender is hereby appointed the attorney-in-fact of the Grantor for the purpose of carrying out the provisions of this Agreement and taking any action and executing any instruments which the Lender may deem necessary or advisable to accomplish the purposes hereof, which appointment as attorney-in-fact is irrevocable and coupled with an interest. Without limiting the generality of the foregoing, the Lender shall have the right and power to receive, endorse and collect all checks made payable to the order of the Grantor representing any dividend, payment or other distribution in respect of the Collateral or any part thereof and to give full discharge for the same.

4.3 Further Assurances. At any time and from time to time, at the expense of the Grantor, the Grantor shall promptly execute and deliver to Lender all further instruments and documents, and take all further action, that may be necessary or desirable, or that Lender may request, in order to carry out the intent and purposes of this Agreement or to enable Lender to exercise and enforce its rights and remedies under this Agreement all at the sole expense of the Grantor.

4.4 Expenses. The Grantor agrees to pay to Lender all reasonable out-of-pocket expenses (including reasonable expenses for legal services of every kind) of, or incident to, the preservation of rights under or enforcement of any of the provisions of this Agreement or performance by Lender of any obligations of the Grantor in respect of the Collateral which Grantor has failed or refused to perform, or any actual or attempted sale, or any exchange, enforcement, collection, compromise or settlement in Collateral and defending or asserting rights and claims of Lender in respect thereof, by litigation or otherwise, including expenses of insurance, and all such expenses shall be Obligations hereby secured.

a. No Deemed Waiver. No failure on the part of Lender or any of its agents to exercise, and no course of dealing with respect to, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by Lender or any of its agents of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies herein are cumulative and are not exclusive of any remedies provided by law.

b. Entire Agreement. This Agreement constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, between the parties to this Agreement with respect to the subject matter of this Agreement. This Agreement may not be amended, changed, waived or modified except by a writing executed by each party hereto.

c. Successors and Assigns. This Agreement shall inure to the benefit of, and be enforceable by, the Grantor and Lender and their respective successors and permitted assigns, and nothing herein expressed or implied shall be construed to give any other person any legal or equitable rights under this Agreement.

d. Notices. The provisions of Section 11.08 of the Loan Agreement (entitled "Notices") are hereby incorporated into this Agreement by this reference to the fullest extent as if the text of such provisions were set forth in their entirety herein.

e. Governing Law. The provisions of Section 11.06 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Agreement by this reference to the fullest extent as if the text of such provisions were set forth in their entirety herein.

f. Severability. If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner materially adverse to any party.

g. Multiple Counterparts. This Agreement may be simultaneously executed in multiple counterparts, all of which shall constitute one and the same instrument and each of which shall be, and shall be deemed to be, an original.

      The Grantor and Lender have caused this Agreement to be signed as an instrument under seal, on the date first written above, by their respective officers duly authorized.

(a)

                                                GRANTOR



                                    ________________________________,

                                    a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   ______________________________

                                          Name: ______________________________

                                     Title:      ______________________________





(i) LENDER


                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                       _____________________ corporation





                                    By:

                                    Name:

                                    Title:

                                    EXHIBIT A


                                  Cap Documents

                                 (See Attached)

                                    EXHIBIT J



                               Termination Request



      THE LOAN AGREEMENT PURSUANT TO WHICH THIS REQUEST IS DELIVERED REQUIRES YOU TO PERMIT THE LOAN COMMITMENT TO BE REDUCED TO THE AMOUNT DESIGNATED BY US, AT A CLOSING TO BE HELD AT OFFICES DESIGNATED BY YOU ON A CLOSING DATE SELECTED BY YOU, WITHIN FIFTEEN (15) BUSINESS DAYS AFTER YOUR RECEIPT OF THE TERMINATION REQUEST (OR ON SUCH OTHER DATE TO WHICH WE MAY AGREE), IF ALL CONDITIONS CONTAINED IN SECTION 11.03 ARE SATISFIED. REFERENCE IS MADE TO THE LOAN AGREEMENT FOR THE SCOPE OF THE LENDER'S OBLIGATIONS WITH RESPECT TO THIS REQUEST.

____________________, ______

VIA: _______________________


GMAC Commercial Mortgage Corporation

200 Witmer Road

Horsham, PA  19044



[Note: Subject to change in the event Lender or its address changes]

Re: LOAN TERMINATION REQUEST issued pursuant to Loan Agreement, dated as of ____________, by and between the undersigned ("Borrower"), certain other borrowers signatory thereto and Lender (as amended from time to time, the "Loan Agreement")

Ladies and Gentlemen:

This   constitutes  a  Termination   Request   pursuant  to  the  terms  of  the
above-referenced Loan Agreement.

      Section 1. Request. The Borrower hereby requests a permanent reduction in the amount of the Loan commitment in accordance with the terms of the Loan Agreement. Following is the information required by the Loan Agreement with respect to this Request:

            (a) Amount of Reduction. The amount of the permanent reduction in the Loan commitment is as follows:

      Amount of Reduction:
                                    $

      Resulting Amount of

      Loan commitment:
                        $

            (b) Required Prepayments. Following are any Loans that shall be prepaid in connection with the permanent reduction in the Loan commitment:

      Closing Date of Loan:   _____________________________________

      Maturity Date of Loan:  _____________________________________

      Amount of Loan:         _____________________________________

            (c) Accompanying Documents. All documents, instruments and certificates required to be delivered pursuant to the conditions contained in Section 11.03 of the Loan Agreement will be delivered on or before the Closing Date.

Section 2. Prepayments and Termination Fee. The Borrower shall pay the required amount of the prepayment for any required to be prepaid, and the required amount of the Termination Fee, pursuant to the terms of Section 11.03 of the Loan Agreement, as two of the conditions to the permanent reduction in the Loan Commitment.

Section 3. Capitalized Terms. All capitalized terms used but not defined in this Request shall have the meanings ascribed to such terms in the Master Agreement.

                                   Sincerely,

                                    ________________________________,

                                    a ______________________________



                                    By:   __________________________, its
                                          ________________________



                                          By:   ______________________________

                                          Name: ______________________________

                                    Title:      ______________________________

                                    EXHIBIT K



                                    Guaranty



                                             ________________________ Apartments


                       EXCEPTIONS TO NON-RECOURSE GUARANTY


      This Exceptions to Non-Recourse Guaranty ("Guaranty") is entered into as of ___________________, by the undersigned (the "Key Principal" whether one or more), for the benefit of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, and/or any subsequent holder of the Note (the "Lender").


                                    RECITALS

      A. Lender has agreed to execute that certain Loan Agreement, dated as of _________________________ (as amended, supplemental or otherwise modified or amended and restated from time to time, the "Loan Agreement"), pursuant to which, inter alia, Lender has agreed, subject to the terms, conditions and limitations of the Loan Agreement, to make a loan to ____________________________, a _______________________ (the "Borrower") from time to time to be evidenced by the Note (the "Loan"). Terms used herein not defined herein have the definition given them in the Loan Agreement.

      B. The repayment of the Loan and all of the Obligations of the Borrower under the Loan Agreement or the other Loan Documents are guaranteed by this Exceptions to Non-Recourse Guaranty to the extent of Borrower's personal liability as provided in Section 9 of the Note evidencing the Loan and as provided herein. Except for such obligations described herein, Guarantor shall have no liability in connection with, or responsibility to perform, under or in accordance with the Loan Agreement or other Loan Documents.

      C. Guarantor owns, directly or indirectly, an ownership interest in the Borrower and will receive a direct and material benefit from the Loan to the Borrower.

      D. Lender is willing to make the Loan to the Borrower only if Guarantor agrees to enter into this Exceptions to Non-Recourse Guaranty.

      NOW, THEREFORE, in order to induce Lender to make the Loan to Borrower, and in consideration thereof, Key Principal agrees as follows:

      "Indebtedness" and other capitalized terms used but not defined in this Guaranty shall have the meanings assigned to them in the Security Instrument.

      Key Principal hereby absolutely, unconditionally and irrevocably guarantees to Lender the full and prompt payment when due, whether at maturity or earlier, by reason of acceleration or otherwise, and at all times thereafter, of all amounts for which Borrower is personally liable under Paragraph 9 of the Note.

      The obligations of Key Principal under this Guaranty shall survive any foreclosure proceeding, any foreclosure sale, any delivery of any deed in lieu of foreclosure, and any release of record of the Security Instrument.

      Key   Principal's   obligations   under  this   Guaranty   constitute   an
unconditional guaranty of payment and not merely a guaranty of collection.

      The obligations of Key Principal under this Guaranty shall be performed without demand by Lender and shall be unconditional irrespective of the genuineness, validity, regularity or enforceability of the Note, the Security Instrument, or any other Loan Document, and without regard to any other circumstance which might otherwise constitute a legal or equitable discharge of a surety or a guarantor. Key Principal hereby waives the benefit of all principles or provisions of law, statutory or otherwise, which are or might be in conflict with the terms of this Guaranty and agrees that Key Principal's obligations shall not be affected by any circumstances, whether or not referred to in this Guaranty, which might otherwise constitute a legal or equitable discharge of a surety or a guarantor. Key Principal hereby waives the benefits of any right of discharge under any and all statutes or other laws relating to guarantors or sureties and any other rights of sureties and guarantors thereunder. Without limiting the generality of the foregoing, Key Principal hereby waives, to the fullest extent permitted by law, diligence in collecting the Indebtedness, presentment, demand for payment, protest, all notices with respect to the Note and this Guaranty which may be required by statute, rule of law or otherwise to preserve Lender's rights against Key Principal under this Guaranty, including notice of acceptance, notice of any amendment of the Loan Documents, notice of the occurrence of any default or Event of Default, notice of intent to accelerate, notice of acceleration, notice of dishonor, notice of foreclosure, notice of protest, and notice of the incurring by Borrower of any obligation or indebtedness. Key Principal also waives, to the fullest extent permitted by law, all rights to require Lender to (a) proceed against Borrower or any other guarantor of Borrower's payment or performance with respect to the Indebtedness (an "Other Guarantor"), (b) if Borrower or any guarantor is a partnership, proceed against any general partner of Borrower or the guarantor,
(c) proceed against or exhaust any collateral held by Lender to secure the repayment of the Indebtedness, or (d) pursue any other remedy it may now or hereafter have against Borrower, or, if Borrower is a partnership, any general partner of Borrower.

      At any time or from time to time and any number of times, without notice to Key Principal and without affecting the liability of Key Principal, (a) the time for payment of the principal of or interest on the Indebtedness may be extended or the Indebtedness may be renewed in whole or in part; (b) the time for Borrower's performance of or compliance with any covenant or agreement contained in the Note, the Security Instrument or any other Loan Document, whether presently existing or hereinafter entered into, may be extended or such performance or compliance may be waived; (c) the maturity of the Indebtedness may be accelerated as provided in the Note, the Security Instrument, or any other Loan Document; (d) the Note, the Security Instrument, or any other Loan Document may be modified or amended by Lender and Borrower in any respect, including an increase in the principal amount; and (e) any security for the Indebtedness may be modified, exchanged, surrendered or otherwise dealt with or additional security may be pledged or mortgaged for the Indebtedness.

      If more than one person executes this Guaranty, the obligations of those persons under this Guaranty shall be joint and several. Lender, in its discretion, may (a) bring suit against Key Principal, or any one or more of the Persons constituting Key Principal, and any Other Guarantor, jointly and severally, or against any one or more of them; (b) compromise or settle with any one or more of the Persons constituting Key Principal, or any Other Guarantor, for such consideration as Lender may deem proper; (c) release one or more of the Persons constituting Key Principal, or any Other Guarantor, from liability; and
(d) otherwise deal with Key Principal and any Other Guarantor, or any one or more of them, in any manner, and no such action shall impair the rights of Lender to collect from Key Principal any amount guaranteed by Key Principal under this Guaranty. Nothing contained in this paragraph shall in any way affect or impair the rights or obligations of Key Principal with respect to any Other Guarantor.

      Any indebtedness of Borrower held by Key Principal now or in the future is and shall be subordinated to the Indebtedness and any such indebtedness of Borrower shall be collected, enforced and received by Key Principal, as trustee for Lender, but without reducing or affecting in any manner the liability of Key Principal under the other provisions of this Guaranty.

      Key Principal shall have no right of, and hereby waives any claim for, subrogation or reimbursement against Borrower or any general partner of Borrower by reason of any payment by Key Principal under this Guaranty, whether such right or claim arises at law or in equity or under any contract or statute, until the Indebtedness has been paid in full and there has expired the maximum possible period thereafter during which any payment made by Borrower to Lender with respect to the Indebtedness could be deemed a preference under the United States Bankruptcy Code.

      If any payment by Borrower is held to constitute a preference under any applicable bankruptcy, insolvency, or similar laws, or if for any other reason Lender is required to refund any sums to Borrower, such refund shall not constitute a release of any liability of Key Principal under this Guaranty. It is the intention of Lender and Key Principal that Key Principal's obligations under this Guaranty shall not be discharged except by Key Principal's performance of such obligations and then only to the extent of such performance.

      Key Principal shall from time to time, upon request by Lender, deliver to Lender such financial statements as Lender may reasonably require.

      Lender may assign its rights under this Guaranty in whole or in part and, upon any such assignment, all the terms and provisions of this Guaranty shall inure to the benefit of such assignee to the extent so assigned. The terms used to designate any of the parties herein shall be deemed to include the heirs, legal representatives, successors and assigns of such parties.

      This Guaranty and the other Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements. There are no unwritten oral agreements between the parties. All prior or contemporaneous agreements, understandings, representations, and statements, oral or written, are merged into this Guaranty and the other Loan Documents. Key Principal acknowledges that it has received a copy of the Note and all other Loan Documents. Neither this Guaranty nor any of its provisions may be waived, modified, amended, discharged, or terminated except by an agreement in writing signed by the party against which the enforcement of the waiver, modification, amendment, discharge, or termination is sought, and then only to the extent set forth in that agreement.

      Key Principal agrees that any controversy arising under or in relation to this Guaranty shall be litigated exclusively in the jurisdiction where the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Guaranty, the Note, the Security Instrument or any other Loan Document. Key Principal irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      Key Principal (or each Key Principal, if more than one) agrees to notify Lender (in the manner for giving notices provided in Section 31 of the Security Instrument) of any change in Key Principal's address within 10 Business Days after such change of address occurs.

      KEY PRINCIPAL AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS GUARANTY OR THE RELATIONSHIP BETWEEN THE PARTIES AS GUARANTOR AND LENDER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      IN WITNESS WHEREOF, Key Principal has signed and delivered this Guaranty or has caused this Guaranty to be signed and delivered by its duly authorized representative.

                                 Key Principal:

                                    AIMCO PROPERTIES, L.P., a Delaware limited
                                   partnership



                                    By:  AIMCO-GP, Inc., a Delaware corporation,
                                         its general partner







                                       By:

                                              Patti K. Fielding

                                             Senior Vice President

                                    EXHIBIT A



                MODIFICATIONS TO EXCEPTIONS TO NON-RECOURSE GUARANTY



      The following modifications are made to the Exceptions to Non-recourse Guaranty which precedes this Exhibit:



1.____Recitals A-D,  as set forth on page  one,  have been used in the place and stead of recitals A-C in the standard form 4501.


2. Paragraph 11 is hereby deleted in its entirety and the following is inserted in lieu thereof:



                  "(11)  Guarantor  shall  from time to time,  upon  request  by
            Lender deliver to Lender such financial statements as Lender may reasonably request subject to a confidentiality agreement in form and content reasonably satisfactory to Guarantor and Lender. After the providing by Guarantor of any statement, report or other information on a collective basis to Standard & Poor's, Moody's Investors Service, Duff & Phelps, Fitch and/or any other rating agency, and/or after providing any statement, report or other information on a collective basis to the banks or other institutions providing unsecured lines of credit and loans to Guarantor, Guarantor shall promptly furnish such statement, report or other information to Lender."



            As used in this Paragraph 11, the phrase "on a collective basis" means as provided to a group as a whole as opposed to an individual basis, e.g., providing information to a rating agency or to a bank to respond to a particular request of such rating agency or bank.



3. Paragraph 2 is hereby modified by adding the following sentence:



            "In addition Guarantor hereby agrees to pay the Standby Fee, the Origination Fee and the Look-back Fee as defined in the Loan Agreement as a primary obligation of Guarantor."

       4. All capitalized terms used in this Exhibit not specifically defined herein shall have the meanings set forth in the text of the Exceptions to Non-Recourse Guaranty that precedes this Exhibit or in the Loan Agreement.









                                          ___________________________

                                          GUARANTOR'S INITIALS

                                                                EXHIBIT 10(iii)k



                                                        Rocky Creek Apartments

                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $2,340,000.00                                      As of September 16, 2002


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Two Million Three Hundred Forty Thousand Dollars and 00/100 Dollars (US $2,340,000.00), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower pursuant to that certain Loan Agreement, dated as of September 16, 2002, by and among Borrower, certain other borrowers signatory thereto and Lender (as amended, supplemented or otherwise modified or amended and restated from time to time, the "Loan Agreement"), to evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by a Loan Confirmation Instrument, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instruments or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instruments under Section 12 of the Security Instruments. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instruments (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement, except as provided in subsection (e) below.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

(e) Notwithstanding any contrary provisions of subsection (b), (c) and (d) above, prior to the Fannie Mae Purchase Date, Borrower shall pay interest on its Variable Rate Loan in arrears at a rate equal to (i) LIBOR Rate plus a number of basis points equal to the Variable Loan Fee for the thirty (30) day period commencing on the Initial Closing Date and (ii) after such thirty (30) day period, the higher of (A) LIBOR Rate plus 150 basis points or (B) a rate based on Lender's costs of funds, as determined by Lender, plus a number of basis points equal to the Variable Loan Fee, for the period from and including the thirty-first (31st) day after the Initial Closing Date until the Fannie Mae Purchase Date. For purposes of the previous sentence, the LIBOR Rate shall be reset every ninety (90) days commencing on the date that is ninety (90) days after the Initial Closing Date. On the date hereof, Borrower shall pay interest in advance from the date hereof through October 15, 2002. On November 15, 2002 and on the fifteenth (15th) day of each calendar month thereafter, Borrower shall pay interest in arrears calculated for the actual number of days since the fifteenth (15th) day of the previous calendar month.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instruments") and reference is made to the Security Instruments for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender five Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law; Consent to Jurisdiction; WAIVER OF JURY TRIAL. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or any Other Loan Document shall constitute an "Event of Default" under this Note, and, accordingly, upon the occurrence of an Event of Default under the Loan Agreement, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Priority of Loans. To the extent each MBS issued to fund or renew the Loan evidenced by this Note shall be deemed to secure a separate Variable Loan, the lien of each Security Document executed by Borrower from time to time to secure this Note, shall secure each separate Variable Loan (and the lien of each Security Instrument and other Security Document executed by Borrower to secure its obligations under the Loan Documents) to the same extent and with the same effect as if the Variable Loan had been made (and any guaranty obligation had been incurred) on the date on which (i) with respect to each other Security Instrument, the Security Instrument is recorded in the land records of the jurisdiction in which the real property covered by the Security Instrument is located, or (ii) with respect to each other Security Document, the date on which the Security Document is executed and delivered to Lender.

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                 [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                    SHELTER PROPERTIES VI LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:   Shelter Realty VI Corporation, a
                                         South Carolina corporation, its
                                         corporate general partner



                                         By:   ___________________________
                                             Patti K. Fielding
                                             Senior Vice President

      Pay  to the  order  of  ________________________________________,  without recourse.



                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation



                                       By:
                                       Robert D. Falese, III
                                       Vice President

                                                      EXHIBIT 10(iii)(l)


                                                     Carriage House Apartments

                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $1,898,000.00                                      As of September 16, 2002


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of One Million Eight Hundred Ninety Eight Dollars and 00/100 Dollars (US $1,898,000.00), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower pursuant to that certain Loan Agreement, dated as of September 16, 2002, by and among Borrower, certain other borrowers signatory thereto and Lender (as amended, supplemented or otherwise modified or amended and restated from time to time, the "Loan Agreement"), to evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by a Loan Confirmation Instrument, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instruments or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instruments under Section 12 of the Security Instruments. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instruments (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement, except as provided in subsection (e) below.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

(e) Notwithstanding any contrary provisions of subsection (b), (c) and (d) above, prior to the Fannie Mae Purchase Date, Borrower shall pay interest on its Variable Rate Loan in arrears at a rate equal to (i) LIBOR Rate plus a number of basis points equal to the Variable Loan Fee for the thirty (30) day period commencing on the Initial Closing Date and (ii) after such thirty (30) day period, the higher of (A) LIBOR Rate plus 150 basis points or (B) a rate based on Lender's costs of funds, as determined by Lender, plus a number of basis points equal to the Variable Loan Fee, for the period from and including the thirty-first (31st) day after the Initial Closing Date until the Fannie Mae Purchase Date. For purposes of the previous sentence, the LIBOR Rate shall be reset every ninety (90) days commencing on the date that is ninety (90) days after the Initial Closing Date. On the date hereof, Borrower shall pay interest in advance from the date hereof through October 15, 2002. On November 15, 2002 and on the fifteenth (15th) day of each calendar month thereafter, Borrower shall pay interest in arrears calculated for the actual number of days since the fifteenth (15th) day of the previous calendar month.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instruments") and reference is made to the Security Instruments for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 15 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender five Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law; Consent to Jurisdiction; WAIVER OF JURY TRIAL. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or any Other Loan Document shall constitute an "Event of Default" under this Note, and, accordingly, upon the occurrence of an Event of Default under the Loan Agreement, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Priority of Loans. To the extent each MBS issued to fund or renew the Loan evidenced by this Note shall be deemed to secure a separate Variable Loan, the lien of each Security Document executed by Borrower from time to time to secure this Note, shall secure each separate Variable Loan (and the lien of each Security Instrument and other Security Document executed by Borrower to secure its obligations under the Loan Documents) to the same extent and with the same effect as if the Variable Loan had been made (and any guaranty obligation had been incurred) on the date on which (i) with respect to each other Security Instrument, the Security Instrument is recorded in the land records of the jurisdiction in which the real property covered by the Security Instrument is located, or (ii) with respect to each other Security Document, the date on which the Security Document is executed and delivered to Lender.

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                 [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                    SHELTER PROPERTIES VI LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:   Shelter Realty VI Corporation, a
                                         South Carolina corporation, its
                                         corporate general partner



                                         By:
                                         _________________________________
                                             Patti K. Fielding
                                             Senior Vice President

      Pay  to the  order  of  ________________________________________,  without recourse.



                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation



                                       By:
                                       Robert D. Falese, III
                                       Vice President