Form 10KSB
period 2002-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2003-03-31
CIK 730013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $5,631,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") a publicly traded real-estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO.

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

The Registrant is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant invested approximately $30,300,000 in eight existing apartment properties. The Registrant continues to own and operate four of these properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. The property management services are performed at the Partnership's properties by affiliates of the Corporate General Partner.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnerhship may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:


                                 Date of
Property                         Purchase      Type of Ownership            Use

Rocky Creek Apartments           06/29/84     Fee ownership subject      Apartment
  Augusta, Georgia                            to first mortgage          120 units

Carriage House Apartments        06/29/84     Fee ownership subject      Apartment
  Gastonia, North Carolina                    to first mortgage          102 units

River Reach Apartments           01/30/85     Fee ownership subject      Apartment
  Jacksonville, Florida                       to first mortgage          298 units

Village Garden Apartments        03/01/85     Fee ownership subject      Apartment
  Fort Collins, Colorado                      to first mortgage          141 units

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party for $20,000,000. After payment of closing costs of approximately $327,000, the net proceeds received by the Partnership were approximately $19,673,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,300,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2002 of approximately $13,106,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $247,000, as a result of the write off of unamortized loan costs and debt discounts, which is included in income from discontinued operations. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance with the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $200,000 was accrued and unpaid at December 31, 2002 related to this sale.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
                          (in thousands)                             (in thousands)

Rocky Creek
  Apartments          $ 4,947     $ 2,881      5-35 yrs       SL        $   602

Carriage House
  Apartments            4,408       2,975      5-27 yrs       SL            603

River Reach
  Apartments           16,337       9,480      5-27 yrs       SL          3,576

Village Garden
  Apartments            4,828       2,756      5-30 yrs       SL          1,153

                      $30,520     $18,092                               $ 5,934

See "Note A" in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                          Principal
                       Balance At                                           Balance
                      December 31,    Interest     Period     Maturity      Due At
Property                  2002          Rate     Amortized      Date      Maturity(1)
                     (in thousands)                                     (in thousands)

Rocky Creek
   Apartments
  1st mortgage          $ 2,340         (2)       30 years    9/16/07      $ 2,063

Carriage House
   Apartments
  1st mortgage            1,898         (2)       30 years    9/16/07        1,673

River Reach
   Apartments
  1st mortgage           10,532        7.16%      20 years    06/01/22          --

Village Garden
   Apartments
  1st mortgage            4,310        7.22%      20 years    01/01/21          --
                        $19,080                                            $ 3,736

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2002 was 2.16%.

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $100,000 in an escrow account with the lender in order to complete required repairs at the property.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek and Carriage House Apartments. These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loans encumbering Rocky Creek and Carriage House were sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and resets monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $105,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. Total capitalized loan costs were approximately $238,000 at the time of the refinance and are included in loss on early extinguishment of debt. The Partnership recognized a loss on early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in income from discontinued operations due to the sale of the property in December 2002. In addition, the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. Subsequent to year end, these funds were returned to the Partnership.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2002 and 2001 for each property:



                                 Average Annual
                                  Rental Rates                  Average Annual
                                   (per unit)                     Occupancy
                              Year Ended Year Ended
                            December 31, December 31,    December 31,  December 31,
                               2002           2001           2002           2001

Rocky Creek Apartments       $6,976         $7,233           93%             95%
Carriage House
 Apartments                   7,524          7,971           91%             89%
River Reach Apartments        9,402          9,269           96%             96%
Village Garden
 Apartments (1)               8,649          8,682           90%             96%

(1) The decrease in average occupancy at Village Garden Apartments is due to a slow down in the economy in the market area and more tenants purchasing homes due to low interest rates.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were as follows:

                                                    2002             2002
                                                   Billing           Rate
                                               (in thousands)

Rocky Creek Apartments                             $ 28                2.88%
Carriage House Apartments                            48                1.46%
River Reach Apartments                              205                1.88%
Village Garden Apartments                            62                8.73%

Capital Improvements

Rocky Creek Apartments

During the year ended December 31, 2002, the Partnership expended approximately $109,000 for capital improvements at Rocky Creek Apartments consisting primarily of floor covering and appliance replacements, plumbing enhancements, air conditioning unit upgrades and roof replacement. The improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the year ended December 31, 2002, the Partnership expended approximately $109,000 for capital improvements at Carriage House Apartments consisting primarily of floor covering replacements, air conditioning unit upgrades, plumbing improvements, appliances, wall coverings, and a water sub-metering project. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $31,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the year ended December 31, 2002, the Partnership expended approximately $283,000 for capital improvements at River Reach Apartments consisting primarily of floor covering and appliance replacements, air conditioning replacements, exterior painting, plumbing upgrades, and recreational facility enhancements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $89,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Garden Apartments

During the year ended December 31, 2002, the Partnership expended approximately $103,000 for capital improvements at Village Garden Apartments consisting primarily of floor covering replacements, electrical and plumbing improvements and a water sub-metering project. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $42,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nottingham Square Apartments

During the year ended December 31, 2002, the Partnership expended approximately $558,000 for capital improvements at Nottingham Square Apartments consisting primarily of floor covering replacements, pool upgrades, door replacements, fire suppression improvements and balcony upgrades. These improvements were funded from operating cash flow and replacement reserves. This property was sold December 20, 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2002, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units (the "Units") aggregating $42,324,000 inclusive of 100 units purchased by the Corporate General Partner. At December 31, 2002, the Partnership had 1,539 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 27,773 Units or 65.62% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001. (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                     (in thousands)

       01/01/01 - 12/31/01            $ 3,236  (1)            $ 75.99

       01/01/02 - 12/31/02             15,868  (2)             374.82

       01/01/03 - 03/01/03              1,454  (3)              34.32

(1) Consists of approximately $1,999,000 of cash from operations to all partners and approximately $1,237,000 of remaining sale proceeds from the 2000 sale of Foxfire/Barcelona paid to the limited partners.

(2) Consists of approximately $406,000 of cash from operations to all partners, approximately $7,443,000 of cash from refinance proceeds from the refinances of River Reach, Rocky Creek, and Nottingham Square
      Apartments during 2002 to the limited partners and approximately $8,019,000 of cash from the 2002 sale proceeds of Nottingham Square to the limited partners.

(3) Consists of approximately $126,000 of cash from operation to all partners and approximately $1,328,000 of cash from the remaining 2002 sale proceeds of Nottingham Square to the limited partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,773 limited partnership units in the Partnership representing 65.62% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.62% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002, totaled approximately $13,371,000 compared to net income of approximately $890,000 for the year ended December 31, 2001. The increase in net income for the year ended December 31, 2002 is primarily due to the sale of Nottingham Square Apartments during December 2002, partially offset by a decrease in income from continuing operations and discontinued operations. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the operations of Foxfire/Barcelona Apartments and Nottingham Square Apartments as income from discontinued operations due to the sale of the properties in November 2000 and December 2002, respectively.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at River Reach Apartments, Rocky Creek Apartments and Carriage House Apartments as interest expense and the losses on early extinguishment of debt at Nottingham Square Apartments due to the refinance in November 2002 and the sale in December 2002 as a component of income from discontinued operations.

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party for $20,000,000. After payment of closing costs of approximately $327,000, the net proceeds received by the Partnership were approximately $19,673,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,300,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2002 of approximately $13,106,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $247,000 as a result of the write off of unamortized loan costs and debt discounts which is included in income from discontinued operations. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance with the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $200,000 was accrued and unpaid at December 31, 2002.

Income from discontinued operations decreased approximately $561,000 for the year ended December 31, 2002, compared to the corresponding period in 2001. The decrease was due to the reversal in 2001 of certain accruals of approximately $132,000 related to the sale of Foxfire/Barcelona Apartments during 2000 which is included in income from discontinued operations in 2001 and from a decrease in net income at Nottingham Square Apartments. The reversal of the accrual was due to actual costs being less than anticipated. The decrease in net income at Nottingham Square Apartments was due to increased total expenses and reduced total revenues. Total expenses increased primarily due to an increase in property tax and interest expense partially offset by reduced operating expenses. Property tax expense increased due to the timing of the property tax bills. Interest expense increased due to the refinance of the property in November 2002 which increased the loan balance and the loss on early extinguishment of debt due to the sale of the property in December 2002. Operating expenses decreased primarily due to reduced maintenance expenses. Total revenues decreased due to reduced rental income partially offset by an increase in other income. Rental income decreased due to reduced occupancy and increased bad debt expense and concession costs partially offset by increased rental rates.

Income from continuing operations decreased approximately $64,000 for the year ended December 31, 2002, compared to the corresponding period in 2001. The decrease in income from continuing operations was due to a decrease in total revenues and a slight decrease in total expenses. The decrease in total revenues is attributable to a decrease in both rental and other income. Rental income decreased primarily as a result of decreases in the average rental rates at Rocky Creek, Carriage House and Village Garden Apartments and a decrease in occupancy at Village Garden and Rocky Creek Apartments. These decreases were partially offset by increased rental rates at River Reach Apartments, increased occupancy at Carriage House Apartments and reduced concession costs at Rocky Creek, Carriage House and River Reach Apartments. The decrease in other income is due to reduced interest income due to lower average cash balances in interest bearing accounts.

The decrease in total expenses is due to a decrease in operating and general and administrative expenses partially offset by increases in depreciation and interest expenses. Operating expenses decreased due to decreases in property expenses, management fees, and maintenance expenses, partially offset by increases in administrative expenses. Property expense decreased primarily due to decreases in utility bills primarily at Village Garden Apartments. Management fees decreased at all properties due to lower revenues. Maintenance expenses decreased due to decreases in contract services and building repairs at Rocky Creek Apartments partially offset by increases in contract painting, building improvements, and casualty repairs at River Reach Apartments. Also contributing to the decrease in maintenance expense is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs at the properties (See "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies"). Administrative expenses increased primarily due to an increase in common area cleaning services and telephone answering services at River Reach Apartments. General and administrative expenses decreased for the year ended December 31, 2002 due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, reduced appraisal fees and reduced printing and mailing costs. Also included in general and administrative expenses at both December 31, 2002 and 2001, are costs associated with the annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased due to property improvements and replacements placed in service at the properties during the past twelve months. The increase in interest expense was primarily due to the Partnership's refinancing of Rocky Creek and Carriage House Apartments mortgage notes in September 2002 and River Reach mortgage notes in May 2002 resulting in higher debt balances in 2002 (see discussion in "Liquidity and Capital Resources").

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $2,041,000 compared to approximately $565,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $1,476,000 is due to approximately $1,719,000 of cash provided by operating activities and approximately $18,532,000 of cash provided by investing activities which was partially offset by approximately $18,775,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Nottingham Square in December 2002 and to a lesser extent, net withdrawals from restricted escrows partially offset by the purchase of property improvements and replacements. Cash used in financing activities consisted of distributions to partners, repayment of mortgage notes payable and advances from affiliates, loan costs paid and principal payments on mortgage notes payable which were partially offset by proceeds from mortgage notes payable and advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its properties for 2003 and currently expects to budget approximately $198,000. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek and Carriage House Apartments. These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loans encumbering Rocky Creek and Carriage House were sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $105,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. Total capitalized loan costs were approximately $238,000 at the time of the refinance and are included in loss on early extinguishment of debt. The Partnership recognized a loss on early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. Subsequent to year end, these funds were returned to the partnership.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgages encumbering River Reach and Village Garden Apartments aggregating approximately $14,842,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,238,000 have a maturity of September 16, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations              $ 406            $ 9.50           $1,999           $46.76
Sale (1)                 8,019           189.46            1,237            29.23
Refinance (2)            7,443           175.86               --               --
                       $15,868          $374.82           $3,236           $75.99

(1) From the sale of Foxfire/Barcelona Apartments in 2001 and Nottingham Square Apartments in 2002.

(2) From the refinance of River Reach Apartments in May, 2002 and Rocky Creek and Carriage House Apartments in September 2002 and Nottingham Square Apartments in November 2002.

Subsequent to December 31, 2002 the Partnership declared and paid a distribution of approximately $1,454,000. Approximately $126,000 or $2.95 per limited partnership unit was paid from cash from operations and approximately $1,328,000 or $31.37 per limited partnership unit was paid from remaining proceeds of the 2002 sale of Nottingham Square.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,773 limited partnership units (the "Units") in the Partnership representing 65.62% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.62% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VI


We have audited the accompanying balance sheet of Shelter Properties VI as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principle generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                $ 2,041
   Receivables and deposits                                                      265
   Restricted escrows                                                            752
   Other assets                                                                  645
   Investment properties (Notes B & E):
      Land                                                    $ 2,613
      Buildings and related personal property                   27,907
                                                                30,520
      Less accumulated depreciation                            (18,092)       12,428
                                                                            $ 16,131

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 186
   Tenant security deposit liabilities                                            87
   Accrued property taxes                                                         62
   Other liabilities                                                             221
   Due to Affiliates (Note D)                                                    342
   Mortgage notes payable (Note B)                                            19,080

Partners' Deficit
   General partners                                             $ (1)
   Limited partners (42,324 units issued and
      outstanding)                                              (3,846)       (3,847)
                                                                            $ 16,131

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                Year Ended
                                                        December 31,  December 31,
                                                            2002          2001
                                                                       (restated)
 Revenues:
   Rental income                                          $  5,183      $  5,220
   Other income                                                448           486
      Total revenues                                         5,631         5,706

Expenses:
   Operating                                                 2,163         2,388
   General and administrative                                  393           446
   Depreciation                                              1,257         1,110
   Interest                                                  1,388         1,268
   Property taxes                                              344           344
      Total expenses                                         5,545         5,556

Income from continuing operations                               86           150
Income from discontinued operations (Note A)                   179           740
Gain on sale of discontinued operations (Note F)            13,106            --
Net income (Note C)                                       $ 13,371      $    890

Net income allocated to general
   partners                                               $    260      $      9
Net income allocated to limited
   partners                                                 13,111           881
                                                          $ 13,371      $    890

Per limited partnership unit:
  Income from continuing operations                       $   2.01      $   3.50
  Income from discontinued operations                         4.18         17.32
  Gain on sale of discontinued operations                   303.59            --
  Net income per limited partnership                      $ 309.78      $  20.82

Distributions per limited partnership unit                $ 374.82      $  75.99

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                    STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           42,324      $     2     $ 42,324   $ 42,326

Partners' (deficit) capital
   at December 31, 2000                  42,324      $  (246)    $  1,242   $    996

Distributions to partners                    --          (20)      (3,216)    (3,236)

Net income for the year ended
   December 31, 2001                         --            9          881        890

Partners' deficit at
   December 31, 2001                     42,324         (257)      (1,093)    (1,350)

Distributions to partners                    --           (4)     (15,864)   (15,868)

Net income for the year
   ended December 31, 2002                   --          260       13,111     13,371

Partners' deficit at
   December 31, 2002                     42,324      $    (1)    $ (3,846)  $ (3,847)

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Year Ended
                                                         December 31,    December 31,
                                                             2002            2001
Cash flows from operating activities:
 Net income                                                $ 13,371        $    890
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                               1,867           1,783
   Amortization of mortgage discounts and
       loan costs                                               205             276
   Loss on early extinguishment of debt                         305              --
   Gain on sale of investment property                      (13,106)             --
   Change in accounts:
     Receivables and deposits                                   (93)            499
     Other assets                                                 3              (5)
     Accounts payable                                           (83)            (13)
     Tenant security deposit liabilities                        (69)             (9)
     Accrued taxes                                             (510)             18
     Other liabilities                                         (171)            (52)
       Net cash provided by operating activities              1,719           3,387

 Cash flows from investing activities:
   Property improvements and replacements                    (1,301)         (1,663)
   Net withdrawals from restricted escrows                      160             159
   Proceeds from sale of land                                    --              14
   Proceeds from the sale of investment property             19,673              --
       Net cash provided by (used in) investing
         activities                                          18,532          (1,490)

 Cash flows from financing activities:
   Payments on mortgage notes payable                          (701)           (864)
   Repayment of mortgage notes payable                      (26,675)             --
   Proceeds from mortgage notes payable                      25,192              --
   Advances from affiliates                                     481              --
   Repayment of advances from affiliates                       (481)             --
   Loan costs paid                                             (723)            (12)
   Distributions to partners                                (15,868)         (3,236)
       Net cash used in financing activities                (18,775)         (4,112)

Net increase (decrease) in cash and cash
   equivalents                                                1,476          (2,215)
Cash and cash equivalents at beginning of the year              565           2,780
Cash and cash equivalents at end of the year               $  2,041        $    565
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  1,661        $  1,605
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
  accounts payable                                         $     --        $    139

                       See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                          Note to Financial Statements

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates four apartment properties located in Georgia, North Carolina, Florida and Colorado at December 31, 2002.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statement of cash flows to "Net cash provided by operations", as defined in the Partnership Agreement. However, "Net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                           Year Ended
                                                 December 31,     December 31,
                                                     2002             2001

                                                         (in thousands)
Net cash provided by operating
   activities                                      $  1,719         $ 3,387
  Payments on mortgage notes payable                   (701)           (864)
  Property improvements and replacements             (1,301)         (1,663)
  Change in restricted escrows, net                     160             159
  Changes in reserves for net
     operating liabilities                              923            (438)

  Additional reserves                                  (800)           (581)

     Net cash provided by operations               $     --         $    --

The Corporate General Partner reserved approximately $800,000 and $581,000 during the years ended December 31, 2002 and 2001, respectively.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,928,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: In relation to the mortgages at all of the properties except Village Garden Apartments, the mortgage lender required a "Replacement Reserve" for certain capital improvements. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from each property to the respective reserve account until the accounts equaled the minimum balance of $400 for each respective property. All these properties were refinanced during the year ended December 31, 2002 and the previous reserve requirements of $400 per apartment unit were released. The balance in these accounts of approximately $892,000 was returned to the Partnership during the year ended December 31, 2002.

Capital Reserves: In connection with the December 2000 refinancing of Village Garden Apartments and the 2002 refinancings of Carriage House, River Reach and Nottingham Square Apartments approximately $778,000 of the net proceeds were placed in capital reserve accounts to be used for property improvements as specified in the loan agreement. At December 31, 2002 the balance in these accounts was approximately $752,000.

Other Reserves: The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the year ending December 31, 2002 and 2001 was an increase of approximately $923,000, and a decrease of approximatley $438,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his or her objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Corporate General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $113,000 in 2002 compared to 2001.

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

Loan Costs: Loan costs of approximately $607,000, less accumulated amortization of approximately $27,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans. Amortization expense for 2002 was approximately $66,000 and is included in interest expense. Amortization expense is expected to be approximately $60,000 for each of the years 2003 through 2006 and approximately $52,000 for 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $87,000 and $96,000 for the years ended December 31, 2002 and 2001, respectively.

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

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2001 information to conform to the 2002 presentation. These reclassifications had no impact on net income or partners' capital as previously reported.

Recent Accounting Pronouncements

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations for the year ended December 31, 2001 have been restated as of January 1, 2001 to reflect the operations of Foxfire/Barcelona Apartments and Nottingham Square Apartments as income from discontinued operations due to the sale of Foxfire/Barcelona in November 2000 and Nottingham Square in December 2002. During the first quarter of 2001, certain accruals of approximately $132,000 related to the sale of Foxfire/Barcelona Apartments in November 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as income from discontinued operations in the year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at River Reach Apartments, Rocky Creek Apartments and Carriage House Apartments as interest expense and the losses on early extinguishment of debt at Nottingham Square Apartments due to the refinance in November 2002 and the sale in December 2002 as a component of income from discontinued operations.

Note B - Mortgage Notes Payable



                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2002        Interest     Rate      Date       Maturity
                                   (in thousands)                            (in thousands)
Rocky Creek Apartments
 1st mortgage                   $ 2,340        $ 9         (1)      9/16/07      $ 2,063

Carriage House Apartments
 1st mortgage                     1,898           7        (1)      9/16/07        1,673

River Reach Apartments
 1st mortgage                    10,532          84       7.16%    06/01/22           --

Village Garden Apartments
 1st mortgage                     4,310          36       7.22%    01/01/21           --

                                $19,080       $ 136                              $ 3,736

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2002 was 2.16%.

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in an escrow account with the lender in order to complete required repairs at the property.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek and Carriage House Apartments. These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loans were sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $105,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. Total capitalized loan costs were approximately $238,000 at the time of the refinance and are included in loss on early extinguishment of debt. The Partnership recognized a loss on early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in income from discontinued operations due to the sale of the property in December 2002. In addition, the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. Subsequent to year end, these funds were returned to the Partnership.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes on River Reach and Village Garden Apartments are subject to prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                                     2003      $   479
                                     2004          510
                                     2005          542
                                     2006          577
                                     2007        4,322
                                Thereafter      12,650
                                               $19,080

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                   For The Twelve Months Ended
                                                   December 31,   December 31,
                                                       2002           2001

Net income as reported                               $13,371          $ 890
Add (deduct):
     Amortization of present value
       discounts                                          91              54
     Depreciation differences                            268             (40)
     Change in prepaid rental income                     (36)             32
     Gain on disposal                                  2,884              --
     Other                                               146              22

Federal taxable income                               $16,724          $ 958

Federal taxable income per limited
     partnership unit                                $392.91         $ 22.40

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net liabilities as reported              $ (3,847)
            Land and buildings                            (72)
            Accumulated depreciation                   (6,188)
            Syndication                                 5,286
            Other                                         297

            Net liabilities - tax basis              $ (4,524)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $459,000 and $501,000 during the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $386,000 and $609,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $84,000 and $296,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $342,000 have been accrued and are included in due to affiliates in the accompanying balance sheet at December 31, 2002.

During the year ended December 31, 2002, the Partnership paid an affiliate of the Corporate General Partner approximately $252,000 for brokerage fees associated with the refinancing of River Reach, Rocky Creek, Carriage House, and Nottingham Square Apartments. The approximately $103,000 paid for Nottingham
Square was written off when the property was sold (see "Note F"). The approximately $149,000 paid for River Reach, Rocky Creek and Carriage House Apartments is included in other assets as loan costs on the accompanying balance sheet.

During the year ended December 31, 2002, the Corporate General Partner advanced the Partnership funds to cover expenses related to the refinancing of River Reach and Carriage House Apartments totaling approximately $481,000. These advances were repaid by the Partnership prior to December 31, 2002. Interest was charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $142,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,773 limited partnership units in the Partnership representing 65.62% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.62% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                       Personal   Subsequent to
       Description          Encumbrances     Land      Property    Acquisition
                           (in thousands)                         (in thousands)
Rocky Creek Apartments        $ 2,340        $ 168     $ 3,821         $ 958
Carriage House
  Apartments                    1,898           166      3,038          1,204
River Reach Apartments         10,532         1,872     10,854          3,611
Village Garden
  Apartments                    4,310           420      3,050          1,358
Totals                        $19,080       $ 2,626    $20,763        $ 7,131

                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)



                                 Buildings
                                    And
                                  Related                      Date of            Depreciable
                                  Personal        Accumulated Construc-   Date      Life-
       Description         Land   Property Total  Depreciation  tion    Acquired    Years
Rocky Creek Apartments
Augusta, Georgia          $   168 $ 4,779  $4,947   $ 2,881     1979    06/29/84     5-35

Carriage House Apartments
Gastonia, North Carolina      153   4,255   4,408     2,975   1970-1971 06/29/84     5-27

River Reach Apartments
Jacksonville, Florida       1,872  14,465  16,337     9,480     1971    01/30/85     5-27

Village Garden Apartments
Fort Collins, Colorado        420   4,408   4,828     2,756     1974    03/01/85     5-30

         Totals           $ 2,613 $27,907 $30,520   $18,092


Reconciliation of "investment properties and accumulated depreciation" (in thousands):

                                                       Twelve Months Ended
                                                  December 31,   December 31,
                                                      2002           2001
Investment Properties
Balance at beginning of period                      $ 45,710      $44,187
    Property improvements                              1,162        1,537
    Sale of Nottingham Square Apartments             (16,352)         (14)
Balance at end of period                            $ 30,520      $45,710

Accumulated Depreciation

Balance at beginning of period                      $ 26,332      $24,549
    Additions charged to expense                       1,867        1,783
    Sale of Nottingham Square Apartments             (10,107)          --
Balance at end of period                            $ 18,092      $26,332

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and December 31, 2001 is approximately $30,447,000 and $46,670,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and December 31, 2001 is approximately $24,513,000 and $36,857,000, respectively.

Note F - Sale of Investment Property

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party for $20,000,000. After payment of closing costs of approximately $327,000, the net proceeds received by the Partnership were approximately $19,673,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,300,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2002 of approximately $13,106,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $247,000, as a result of the write off of unamortized loan costs and debt discounts, which is included in income from discontinued operations. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance with the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $200,000 was accrued and unpaid at December 31, 2002 related to this sale.

Note G - Subsequent Distribution

Subsequent to December 31, 2002 the Partnership declared and paid a distribution of approximately $1,454,000. Approximately $126,000 or $2.95 per limited partnership unit was paid from cash from operations and approximately $1,328,000 or $31.37 per limited partnership unit was paid from remaining proceeds of the 2002 sale of Nottingham Square.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $52,000 and non-audit services (principally tax-related) of approximately $25,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      3,364             7.95%
Insignia Properties LP
 (an affiliate of AIMCO)                     11,547            27.28%
AIMCO Properties, L.P.
 (an affiliate of AIMCO)                     12,862            30.39%

Cooper River Properties LLC and Insignia Properties LP are directly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Their business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 units as required by the terms of the Partnership Agreement. AIMCO Properties, L.P., the other general partner, acquired 986 units during the current fiscal year increasing its ownership to 12,862 or 30.39% of the outstanding units.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $459,000 and $501,000 during the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $386,000 and $609,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $84,000 and $296,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $342,000 have been accrued and are included in due to affiliates in the accompanying balance sheet at December 31, 2002.

During the year ended December 31, 2002, the Partnership paid an affiliate of the Corporate General Partner approximately $252,000 for brokerage fees associated with the refinancing of River Reach, Rocky Creek, Carriage House, and Nottingham Square Apartments. The approximately $103,000 paid for Nottingham
Square was written off when the property was sold (see "Note F"). The approximately $149,000 paid for River Reach, Rocky Creek and Carriage House Apartments is included in other assets as loan costs on the accompanying balance sheet.

During the year ended December 31, 2002, the Corporate General Partner advanced the Partnership funds to cover expenses related to the refinancing of River Reach and Carriage House Apartments totaling approximately $481,000. These advances were repaid by the Partnership prior to December 31, 2002. Interest was charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $142,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,773 limited partnership units in the Partnership representing 65.62% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.62% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.
                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  See Exhibit Index attached.

            (b) Reports on Form 8-K filed during the fourth quarter of 2002:

                  None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                              SHELTER PROPERTIES VI


                                    By:   Shelter Realty VI Corporation
                                          Corporate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties VI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    VI  Corporation,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties VI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

            (b)   Subscription   Agreement  and  Signature   Page  (included  as
                  Exhibits 4(A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

10(iii)           Contracts related to refinancings of debt:

            (g) Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Garden Apartments filed as Exhibit 10(iii)(g) to the Partnership's Form 8-K Filed February 1, 2001 and incorporated herein by reference.

            (h) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Garden Apartments. Filed as
                  Exhibit 10(iii)(h) to the Partnership's Form 8-K filed February 1, 2001 and incorporated herein by reference.

            (i) Multifamily Note dated May 15, 2002 between Shelter Properties VI and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, securing River Reach Apartments. Filed as Exhibit 10(iii)(i) of the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

            (j) Loan Agreement by and among Shelter Properties VI, and other affiliated partnerships, and GMAC Commercial Mortgage Corporation, a California corporation, to secure credit facility, dated September 16, 2002. Filed as Exhibit
                  10(iii)(j) of the Partnership's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

            (k) Multifamily Note by and among Shelter Properties VI and GMAC Commercial Mortgage Corporation, a California corporation, to secure loan for Rocky Creek Apartments. Filed as Exhibit 10(iii)(k) of the Partnership's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

            (l) Multifamily Note by and among Shelter Properties VI and GMAC Commercial Mortgage Corporation, a California corporation, to secure loan for Carriage House Apartments. Filed as Exhibit 10(iii)(l) of the Partnership's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

            (m) Multifamily Note by and among Shelter Properties VI and GMAC Commercial Mortgage Corporation, a California corporation, to secure loan for Nottingham Square Apartments attached herein.

      (iv) Contracts related to disposition of properties:

            (b) Agreement of Purchase and Sale dated November 14, 2000, between Shelter Properties VI and Land Realty Advisors, Inc., relating to Foxfire-Barcelona Apartments. (Filed with Form 8K on December 14, 2000).
            (c) Purchase and Sale Contract between Registrant and BH Equities, LLC, an Iowa limited liability company, dated October 8, 2002 filed with Form 8-K on January 6, 2003 and incorporated herein by reference.

            (d) First Amendment to Purchase and Sale Contract between Registrant and BH Equities, LLC, an Iowa limited liability company dated November 7, 2002 filed with Form 8-K on January 6, 2003 and incorporated herein by reference.

            (e) Second Amendment to Purchase and Sale Contract between Registrant and BH Equities, LLC, an Iowa limited liability company dated November 15, 2002 filed with Form 8-K on January 6, 2003 and incorporated herein by reference.

            (f) Assignment of Purchase Agreement between BH Equities, LLC, an Iowa limited liability company, and Nottingham Square Apartments, LP, an Iowa limited partnership dated November 25, 2002 filed with Form 8-K on January 6, 2003 and incorporated herein by reference.

99   Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                Exhibit 10iii(m)

                                                    Nottingham Square Apartments

                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $10,300,000.00                                       As of November 1, 2002


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Ten Million Three Hundred Thousand and 00/100 Dollars (US $10,300,000.00), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower  pursuant to one of either
(i) that certain Amended and Restated Loan Agreement, dated as of September 16, 2002, by and among certain borrowers signatory thereto and Lender or (ii) that certain Loan Agreement dated as of November 1, 2002, by and among certain borrowers signatory thereto and Lender. As used herein, the term "Loan
Agreement" shall mean whichever of the loan agreements described in the preceding sentence shall apply from time to time in accordance with their respective terms, along with all amendments, supplements, replacements, restatements or other modifications thereto or thereof from time to time made. The Loan Agreement shall evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan
Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by one or a series of Loan Confirmation Instruments, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

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

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044 ,
Attention: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement.

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

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument") and reference is made to the Security Instrument for other rights of Lender concerning the collateral for the Indebtedness.

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

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender six (6) Business Days advance notice of any prepayment.

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

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or the Security Instrument shall constitute an "Event of Default" under this Note in accordance with the Loan Agreement and the Security Instrument. Upon the occurrence of an Event of Default under the Loan Agreement or the Security Instrument, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

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

24. Modifications to Note. There are standard modifications to this Note that are attached as Exhibit B-1 and Exhibit B-2 hereto. In addition, there may be special modifications to this Note attached as Exhibit B-3 hereto. All such exhibits are hereby incorporated into this Note as a part hereof.

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





                    [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]




                                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP, a
                                       South Carolina limited partnership

                                    By:   Shelter Realty VI Corporation, a South
                                          Carolina corporation, its managing
                                          general partner



                                          By:   /s/Patti K. Fielding
                                               Patti K. Fielding
                                               Senior Vice President



      Pay  to the  order  of  ________________________________________,  without recourse.



                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation



                                    By:
                                      Name:
                                     Title: