Form 10QSB
period 2003-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2003-05-14
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ________________ to ________________

                         Commission file number 0-13261


                              SHELTER PROPERTIES VI
             (Exact Name of Registrant as Specified in Its Charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                $ 1,373
   Receivables and deposits                                                      112
   Restricted escrows                                                            295
   Other assets                                                                  713
   Investment properties:
      Land                                                    $ 2,613
      Buildings and related personal property                   28,088
                                                                30,701
      Less accumulated depreciation                            (18,413)       12,288
                                                                            $ 14,781

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 112
   Tenant security deposit liabilities                                            85
   Accrued property taxes                                                        123
   Other liabilities                                                             240
   Due to affiliates                                                             341
   Mortgage notes payable                                                     18,971

Partners' Deficit
   General partners                                             $ --
   Limited partners (42,324 units issued and
      outstanding)                                              (5,091)       (5,091)
                                                                            $ 14,781


                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                Three Months Ended
                                                                       March 31,
                                                                2003          2002
                                                                           (Restated)
Revenues:
   Rental income                                               $1,228        $1,292
   Other income                                                    97           118
      Total revenues                                            1,325         1,410

Expenses:
   Operating                                                      491           560
   General and administrative                                     106           131
   Depreciation                                                   321           316
   Interest                                                       290           310
   Property taxes                                                  93            88
      Total expenses                                            1,301         1,405

Income from continuing operations                                  24             5
Income from discontinued operations (Note A)                      186           221

Net income                                                     $ 210          $ 226

Net income allocated to general partners (1%)                   $ 2            $ 2
Net income allocated to limited partners (99%)                    208           224
                                                               $ 210          $ 226
Per limited partnership unit:
  Income from continuing operations                            $ .56          $ .12
  Income from discontinued operations                            4.35          5.17

Net income per limited partnership unit                        $ 4.91        $ 5.29

Distributions per limited partnership unit                     $34.33         $ --

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2002                    42,324         $ (1)      $(3,846)   $(3,847)

Distributions to partners                                 (1)      (1,453)    (1,454)

Net income for the three months
   ended March 31, 2003                     --             2          208        210

Partners' deficit at
   March 31, 2003                       42,324         $ --       $(5,091)   $(5,091)

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2003        2002
Cash flows from operating activities:
   Net income                                                 $   210      $   226
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              321          466
        Amortization of discounts and loan costs                   15           63
        Change in accounts:
            Receivables and deposits                              153          (17)
            Other assets                                          (83)        (199)
            Accounts payable                                      (74)          57
            Tenant security deposit liabilities                    (2)          12
            Accrued property taxes                                 61         (102)
            Due to affiliates                                      (1)          --
            Other liabilities                                      19           (7)
               Net cash provided by operating activities          619          499

Cash flows from investing activities:
   Property improvements and replacements                        (181)        (429)
   Net withdrawals from restricted escrows                        457           70
               Net cash provided by (used in) investing
                  activities                                      276         (359)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (109)        (228)
   Distribution paid to partners                               (1,454)          --
               Net cash used in financing activities           (1,563)        (228)

Net decrease in cash and cash equivalents                        (668)         (88)
Cash and cash equivalents at beginning of period                2,041          565
Cash and cash equivalents at end of period                    $ 1,373      $   477

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   275      $   398

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the three months ended March 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the sale of Nottingham Square in December 2002.

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


                                                              Three Months Ended
                                                                   March 31,
                                                               2003       2002
                                                                (in thousands)
     Net cash provided by operating activities              $ 619          $ 499
        Payments on mortgage notes payable                    (109)          (228)
        Property improvements and replacements                (181)          (429)
        Change in restricted escrows, net                      457             70
        Changes in reserves for net operating
           liabilities                                         (73)           256
        Additions to operating reserves                       (713)          (168)
           Net cash provided by operations                   $ --          $ --

At March 31, 2003 and 2002, the Corporate General Partner reserved approximately $713,000 and $168,000, respectively, to fund capital improvements at its properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $66,000 and $119,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses and discontinued operations.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $87,000 and $140,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $11,000 and $34,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $341,000 have been accrued and are included in due to affiliates on the accompanying balance sheet at March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002, the Partnership's insurance coverage and fees associated with policy claims and administration owed to AIMCO and its affiliates will be approximately $75,000 and $142,000, respectively.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Rocky Creek Apartments
         Augusta, Georgia                              89%            87%

       Carriage House Apartments
         Gastonia, North Carolina                      85%            91%

       River Reach Apartments
         Jacksonville, Florida                         97%            97%

       Village Gardens Apartments
         Fort Collins, Colorado                        78%            93%

The decrease in average occupancy at Carriage House Apartments and Village Gardens Apartments is attributed to difficult market conditions due to the sluggish economy.

Results of Operations

The Partnership realized net income of approximately $210,000 for the three months ended March 31, 2003, compared to net income of approximately $226,000 for the three months ended March 31, 2002. The decrease in net income is due to a decrease in total revenues, partially offset by a decrease in total expenses. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the three months ended March 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the property's sale in December 2002.

The income from discontinued operations as of March 31, 2003 includes a refund of property tax of approximately $193,000, partially offset by loss in operating income of approximately $7,000 at Nottingham Square.

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party for $20,000,000. After payment of closing costs of approximately $327,000, the net proceeds received by the Partnership were approximately $19,673,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,300,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2002 of approximately $13,106,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $247,000, as a result of the write off of unamortized loan costs and debt discounts. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance with the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $200,000 was accrued and unpaid at December 31, 2002.

The Partnership recognized income from continuing operations of approximately $24,000 for the three months ended March 31, 2003, compared to income from continuing operations of approximately $5,000 for the three months ended March 31, 2002. The increase in income from continuing operations is due to a decrease in total expenses, partially offset by a decrease in total revenues. Total revenues decreased due to decreases in rental and other income. Rental income decreased primarily due to decreases in occupancy at Carriage House and Village Gardens Apartments. The decrease in other income is due to a decrease in administrative and lease cancellation fees partially offset by an increase in late charges at River Reach Apartments.

Total expenses decreased due to decreases in operating, general and administrative and interest expenses. Depreciation expense and property tax expense remained relatively constant for the comparable periods. The decrease in operating expense is due to decreases in property and maintenance expenses. The decrease in property expense is primarily due to decreases in salaries and related benefits at Carriage House Apartments and reduced utility expenses at Village Gardens Apartments. The decrease in maintenance expense is primarily due to a decrease in repairs at River Reach Apartments. Interest expense decreased primarily due to refinancing of several of the Partnership's properties in 2002.

General and administrative expenses decreased for the three months ended March 31, 2003 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition to management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership held cash and cash equivalents of approximately $1,373,000 compared to approximately $477,000 at March 31, 2002. Cash and cash equivalents decreased approximately $668,000 since December 31, 2002 due to approximately $1,563,000 of cash used in financing activities partially offset by approximately $276,000 and $619,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions paid to partners. Cash provided by investing activities consisted of withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $22,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements. The improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliance replacements, pool upgrades and interior redecorating. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $75,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $125,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacements, floor covering replacements, exterior painting, gutter replacements, and pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $41,000 in capital improvements at River Reach Apartments primarily consisting of floor covering and appliance replacements, and water/sewer upgrades. These improvements were funded from operating cash. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $671,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of plumbing enhancement projects, floor covering replacements, roof replacements, pool furniture and office upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $43,000 in capital improvements at Village Gardens Apartments primarily consisting of floor covering replacements, painting, interior decoration, and lighting upgrades. These improvements were funded from operating cash. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $214,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior painting, interior improvements, and floor covering replacements, parking lot upgrades, clubhouse upgrades, boiler replacement and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During December 2002 the loans encumbering Rocky Creek and Carriage House were sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.098% at March 31, 2003 and will reset monthly. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

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

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. The Partnership recognized a loss on the early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. During the three months ended March 31, 2003, these funds were returned to the partnership as a result of the sale of the property in December 2002.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgages encumbering River Reach and Village Gardens Apartments aggregating approximately $14,750,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,221,000 mature on September 16, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity date on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit

Operations              $ 126            $ 2.95            $ --             $ --
Sale (1)                 1,328            31.38               --               --
                        $1,454           $34.33            $ --             $ --

(1) From the sale of Nottingham Square Apartments in 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,773 limited partnership units (the "Units") in the Partnership representing 65.62% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.62% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  4(a) Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated March 22, 1984 contained in Amendment No. 1 to Registration Statement No. 2-86995, of Registrant filed March 21, 1984 (the "Prospectus") and incorporated herein by reference).

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed for the quarter ended March 31, 2003:

                  Current Report on Form 8-K dated December 20, 2002, and filed January 6, 2003 disclosing the sale of Nottingham Square Apartments to an unrelated party.

                  Current Report on Form 8-K/A dated December 20, 2002, and filed March 5, 2003 disclosing proforma consolidated statements of operations due to the sale of Nottingham Square Apartments.

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

                               Date: May 14, 2003

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


Date:  May 14, 2003

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


Date: May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.