Form 10QSB
period 2003-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2003-08-13
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003

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
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                $ 1,503
   Receivables and deposits                                                      161
   Restricted escrows                                                            285
   Other assets                                                                  712
   Investment properties:
      Land                                                    $ 2,613
      Buildings and related personal property                   28,175
                                                                30,788
      Less accumulated depreciation                            (18,726)       12,062
                                                                            $ 14,723

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 67
   Tenant security deposit liabilities                                            89
   Accrued property taxes                                                        186
   Other liabilities                                                             219
   Due to affiliates                                                             341
   Mortgage notes payable                                                     18,852

Partners' Capital (Deficiency)
   General partners                                              $ 1
   Limited partners (42,324 units issued and
      outstanding)                                              (5,032)       (5,031)
                                                                            $ 14,723

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                          2003        2002         2003        2002
                                                   (Restated) (Restated)
Revenues:
   Rental income                         $ 1,212    $ 1,311      $ 2,440     $ 2,603
   Other income                              112         88          209         206
   Casualty gain (Note C)                     19         --           19          --
       Total revenues                      1,343      1,399        2,668       2,809

Expenses:
   Operating                                 563        530        1,054       1,090
   General and administrative                 77         96          183         227
   Depreciation                              327        318          648         634
   Interest                                  303        377          593         687
   Property taxes                             94         86          187         174
       Total expenses                      1,364      1,407        2,665       2,812

 Net (loss) income from continuing
  operations                                 (21)        (8)           3          (3)

Income from discontinued operations           81        189          267         410

Net income                               $    60    $   181      $   270     $   407

Net income allocated
   to general partners (1%)              $     1    $     2      $     3     $     4
Net income allocated
   to limited partners (99%)                  59        179          267         403

                                         $    60    $   181      $   270     $   407
Per Limited Partnership Unit:
  (Loss) income from continuing
    operations                           $ (0.50)   $ (0.19)     $  0.07     $ (0.07)
  Income from discontinued
    operations                              1.89       4.42         6.24        9.59
  Net income                             $  1.39    $  4.23      $  6.31     $  9.52

Distributions per limited
   partnership unit                      $    --    $ 89.71      $ 34.33     $ 89.71


                   See Accompanying Notes to Financial Statements

                               SHELTER PROPERTIES VI
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2002                    42,324         $ (1)      $(3,846)   $(3,847)

Distributions to partners                   --            (1)      (1,453)    (1,454)

Net income for the six months
   ended June 30, 2003                      --             3          267        270

Partners' capital (deficiency)
   at June 30, 2003                     42,324         $ 1        $(5,032)   $(5,031)


                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                 2003         2002
Cash flows from operating activities:
   Net income                                                 $   270      $   407
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              648          938
        Amortization of discounts and loan costs                   33          125
        Loss on early extinguishment of debt                       --           48
        Casualty gain                                             (19)          --
        Change in accounts:
            Receivables and deposits                              104         (319)
            Other assets                                         (100)        (122)
            Accounts payable                                     (119)         (72)
            Tenant security deposit liabilities                     2           15
            Accrued property taxes                                124           72
            Other liabilities                                      (2)         144
            Due to affiliates                                      (1)          --

               Net cash provided by operating activities          940        1,236

Cash flows from investing activities:
   Property improvements and replacements                        (288)        (725)
   Net withdrawals from restricted escrows                        467          114
   Insurance proceeds received                                     25           --

               Net cash provided by (used in) investing
                  activities                                      204         (611)

Cash flows from financing activities:
   Repayment of mortgage notes payable                             --       (6,300)
   Proceeds from mortgage notes payable                            --       10,654
   Loan costs paid                                                 --         (292)
   Payments on mortgage notes payable                            (228)        (407)
   Distributions to partners                                   (1,454)      (3,797)
   Advances from affiliates                                        --          320
   Repayment of advances from affiliates                           --         (320)

               Net cash used in financing activities           (1,682)        (142)

Net (decrease) increase in cash and cash equivalents             (538)         483
Cash and cash equivalents at beginning of period                2,041          565
Cash and cash equivalents at end of period                    $ 1,503      $ 1,048

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   562      $   789


                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the three and six months ended June 30, 2002 has been restated as of January 1, 2002 to reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the sale of Nottingham Square in December 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2002 reflect the loss on early extinguishment of debt at River Reach Apartments (see "Note D") in interest expenses rather than as an extraordinary item.

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

                                                            Six Months Ended
                                                                June 30,
                                                           2003          2002
                                                             (in thousands)
     Net cash provided by operating activities            $ 940        $ 1,236
        Payments on mortgage notes payable                 (228)          (407)
        Property improvements and replacements             (288)          (725)
        Change in restricted escrows, net                   467            114
        Changes in reserves for net operating
           liabilities                                       (8)           282
        Additions to operating reserves                    (883)          (500)
           Net cash provided by operations                 $ --          $ --

At June 30, 2003 and 2002, the Corporate General Partner reserved approximately $883,000 and $500,000, respectively, to fund capital improvements at its properties.

Note C - Casualty Event

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the three and six months ended June 30, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Note D - Refinancing of Mortgage Note Payable

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $132,000 and $235,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $143,000 and $224,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $13,000 and $41,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $341,000 have been accrued and are included in due to affiliates on the accompanying balance sheet at June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims and administration.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Rocky Creek Apartments
         Augusta, Georgia                              93%            91%

       Carriage House Apartments
         Gastonia, North Carolina                      86%            92%

       River Reach Apartments
         Jacksonville, Florida                         96%            96%

       Village Gardens Apartments
         Fort Collins, Colorado                        74%            91%

The Corporate General Partner attributes the decrease in average occupancy at Carriage House Apartments to difficult market conditions due to the sluggish economy. The decrease in occupancy at Village Gardens Apartments is due to military deployments, low mortgage interest rates and a slow economy in Fort Collins, Colorado.

Results of Operations

The Partnership realized net income of approximately $60,000 and $270,000 for the three and six months ended June 30, 2003, compared to net income of approximately $181,000 and $407,000 for the three and six months ended June 30, 2002. The decrease in net income for both periods is due to a decrease in total revenues, partially offset by a decrease in total expenses. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the three and six months ended June 30, 2002 has been restated as of January 1, 2002 to reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the property's sale in December 2002.

The income from discontinued operations for the six months ended June 30, 2003 includes a refund of property tax of approximately $193,000 and additional gain on disposal of property due to the write off of expense reserves of approximately $74,000 at Nottingham Square.

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

The Partnership recognized income from continuing operations of approximately $3,000 for the six months ended June 30, 2003 and a loss of approximately $21,000 for the three months ended June 30, 2003, compared to a loss from continuing operations of approximately $8,000 and $3,000 for the three and six months ended June 30, 2002. The increase in income from continuing operations for the six months ended June 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in income from continuing operations for the three months ended June 30, 2003 was due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased for both periods due to a decrease in rental income partially offset by a casualty gain at Carriage House Apartments. Rental income decreased primarily due to decreases in occupancy at Carriage House and Village Gardens Apartments, reduced rental rates at Village Gardens Apartments and increased concession costs at Rocky Creek and Village Gardens Apartments. For the three months ended June 30, 2003 an increase in other income partially offset the decrease in rental income. Other income increased due to increased utility reimbursements and late charges at River Reach Apartments.

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the three and six months ended June 30, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Total expenses decreased for the six months ended June 30, 2003 due to decreases in operating, general and administrative and interest expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expenses decreased due primarily to reduced property expenses and management fees. Property expenses decreased due to reduced payroll and related benefit costs at Rocky Creek and Carriage House Apartments and reduced utility charges at River Reach Apartments partially offset by increased payroll and related benefit expenses at River Reach Apartments. Management fees decreased at most of the Partnership's properties due to reduced rental income. Interest expense decreased primarily due to refinancing of several of the Partnership's properties in 2002.

Total expenses for the three months ended June 30, 2003 decreased primarily due to decreases in general and administrative expenses and interest expense as discussed above, partially offset by increased operating expenses. Operating expenses increased for the three month period due to increases in maintenance expenses. Maintenance expense increased due primarily to increased painting and floor covering repair costs at Village Gardens Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2003 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition to management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership held cash and cash equivalents of approximately $1,503,000 compared to approximately $1,048,000 at June 30, 2002. Cash and cash equivalents decreased approximately $538,000 since December 31, 2002 due to approximately $1,682,000 of cash used in financing activities partially offset by approximately $204,000 and $940,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions paid to partners. Cash provided by investing activities consisted of withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds received, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $26,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements. The improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $17,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliance replacements, pool upgrades and interior redecorating. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $134,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, electrical upgrades and reconstruction costs related to a fire at the property. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $74,000 in capital improvements at River Reach Apartments primarily consisting of floor covering and air conditioning unit replacements, and water/sewer upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $42,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of plumbing enhancement projects, floor covering replacements, roof replacements, pool furniture and office upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $54,000 in capital improvements at Village Gardens Apartments primarily consisting of floor covering replacements, painting, interior decoration, and lighting upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior painting, interior improvements, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During December 2002 the loans encumbering Rocky Creek and Carriage House were sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.80% at June 30, 2003 and will reset monthly. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

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

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. The Partnership recognized a loss on the early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. In addition, the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. During the six months ended June 30, 2003, these funds were returned to the Partnership as a result of the sale of the property in December 2002.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgages encumbering River Reach and Village Gardens Apartments aggregating approximately $14,656,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,196,000 mature on September 16, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity date on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Operations              $ 126            $ 2.95            $ --             $ --
Refinance (1)               --               --            3,797            89.71
Sale (2)                 1,328            31.38               --               --
                        $1,454           $34.33           $3,797           $89.71

(1) From the refinance of River Reach  Apartments in 2002.
(2) From the sale of Nottingham Square Apartments in 2002.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,773 limited partnership units (the "Units") in the Partnership representing 65.62% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  4(a), Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated March 22, 1984 contained in Amendment No. 1 to Registration Statement No. 2-86995, of Registrant filed March 21, 1984 (the "Prospectus") and incorporated herein by reference).

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed for the quarter ended June 30, 2003:

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

                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      VI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    VI  Corporation,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      VI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.