Form 10QSB
period 2003-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2003-11-13
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003

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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 294
   Receivables and deposits                                                      178
   Restricted escrows                                                            247
   Other assets                                                                  700
   Investment properties:
      Land                                                    $ 2,613
      Buildings and related personal property                   28,298
                                                                30,911
      Less accumulated depreciation                            (19,045)       11,866
                                                                            $ 13,285

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 34
   Tenant security deposit liabilities                                            94
   Accrued property taxes                                                        289
   Other liabilities                                                             238
   Due to affiliates                                                             342
   Mortgage notes payable                                                     18,731

Partners' Deficit
   General partners                                             $ (13)
   Limited partners (42,324 units issued and
      outstanding)                                              (6,430)       (6,443)
                                                                            $ 13,285

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                  2003         2002        2003        2002
                                                            (Restated)              (Restated)
Revenues:
  Rental income                                  $ 1,244      $ 1,293     $ 3,684     $ 3,896
  Other income                                       108          121         317         327
  Casualty gain (Note C)                              --           --          19          --
       Total revenues                              1,352        1,414       4,020       4,223

Expenses:
  Operating                                          648          542       1,702       1,632
  General and administrative                          81          108         264         335
  Depreciation                                       319          308         967         942
  Interest                                           298          378         891       1,065
  Property taxes                                     103           87         290         261
       Total expenses                              1,449        1,423       4,114       4,235

Loss from continuing operations                      (97)          (9)        (94)       (12)
Income from discontinued operations                   --          154         267        564

Net (loss) income                                 $ (97)       $ 145       $ 173      $ 552

Net (loss) income allocated to general
  partners (1%)                                   $ (1)         $ 1         $ 2        $ 6
Net (loss) income allocated to limited
  partners (99%)                                     (96)         144         171        546

                                                  $ (97)       $ 145       $ 173      $ 552
Per limited partnership unit:
   Loss from continuing operations               $ (2.27)     $ (0.21)    $ (2.20)   $ (0.28)
   Income from discontinued operations                --         3.61        6.24      13.18

Net (loss) income                                $ (2.27)     $ 3.40      $ 4.04     $ 12.90

Distributions per limited partnership unit       $ 30.76      $ 13.37     $ 65.09    $103.08

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                    Partnership     General      Limited
                                       Units        Partners    Partners      Total

Original capital contributions         42,324         $ 2        $42,324     $42,326

Partners' deficit at
  December 31, 2002                    42,324         $ (1)      $(3,846)    $(3,847)

Distributions to partners                  --          (14)       (2,755)     (2,769)

Net income for the nine months
  ended September 30, 2003                 --            2           171         173

Partners' deficit at
  September 30, 2003                   42,324        $ (13)      $(6,430)    $(6,443)

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                     2003         2002
Cash flows from operating activities:
  Net income                                                        $ 173        $ 552
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                      967        1,397
     Amortization of discounts and loan costs                           49          177
     Loss on early extinguishment of debt                               --           58
     Casualty gain                                                     (19)          --
     Change in accounts:
      Receivables and deposits                                          87         (467)
      Other assets                                                     (86)         (72)
      Accounts payable                                                (152)         (58)
      Tenant security deposit liabilities                                7           11
      Accrued property taxes                                           227           43
      Other liabilities                                                 17           64
           Net cash provided by operating activities                 1,270        1,705

Cash flows from investing activities:
  Property improvements and replacements                              (411)      (1,030)
  Net withdrawals from (deposits to) restricted escrows                505          (56)
  Insurance proceeds received                                           25           --
           Net cash provided by (used in) investing activities         119       (1,086)

Cash flows from financing activities:
  Repayment of mortgage notes payable                                   --       (9,811)
  Proceeds from mortgage notes payable                                  --       14,892
  Loan costs paid                                                      (18)        (483)
  Payments on mortgage note payable                                   (349)        (610)
  Distributions to partners                                         (2,769)      (4,367)
  Advances from affiliates                                              --          320
  Repayment of advances from affiliates                                 --         (320)
           Net cash used in financing activities                    (3,136)        (379)

Net (decrease) increase in cash and cash equivalents                (1,747)         240
Cash and cash equivalents at beginning of period                     2,041          565

Cash and cash equivalents at end of period                          $ 294        $ 805

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 913       $ 1,252

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

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations for the three and nine months ended September 30, 2002 have been restated as of January 1, 2002 to reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the sale of Nottingham Square in December 2002.

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

                                                              Nine Months Ended
                                                                September 30,
                                                              2003        2002
                                                                (in thousands)
     Net cash provided by operating activities             $ 1,270      $ 1,705
       Payments on mortgage notes payable                     (349)        (610)
       Property improvements and replacements                 (411)      (1,030)
       Change in restricted escrows, net                       505          (56)
       Changes in reserves for net operating
         liabilities                                          (100)         479
       Additions to operating reserves                        (915)        (488)

     Net cash provided by operations                         $ --          $ --

At September 30, 2003 and 2002, the Corporate General Partner reserved approximately $915,000 and $488,000, respectively, to fund capital improvements at its properties.

Note C - Casualty Event

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Note D - Refinancing of Mortgage Note Payable

On May 15, 2002, the Partnership refinanced the mortgage encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the nine months ended September 30, 2002. Additional loan costs of approximately $11,000 were capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount has been included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $87,000 of this amount remains outstanding as of September 30, 2003 and is included in restricted escrows.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek and Carriage House Apartments. These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that were not cross-collateralized of cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loans encumbering Rocky Creek and Carriage House were sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.90% at September 30, 2003), and will reset monthly. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $103,000 during the nine months ended September 30, 2002. Additional loan costs of approximately $4,000 were capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $6,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the nine months ended September 30, 2002. Additional loan costs of approximately $3,000 were capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $4,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $160,000 of this amount remains outstanding as of September 30, 2003 and is included in restricted escrows.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $197,000 and $351,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $212,000 and $326,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $16,000 and $68,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $342,000 have been accrued and are included in due to affiliates on the accompanying balance sheet at September 30, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims and administration.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Rocky Creek Apartments
         Augusta, Georgia                              94%            93%

       Carriage House Apartments
         Gastonia, North Carolina                      86%            92%

       River Reach Apartments
         Jacksonville, Florida                         96%            96%

       Village Gardens Apartments
         Fort Collins, Colorado                        72%            91%

The Corporate General Partner attributes the decrease in average occupancy at Carriage House Apartments to difficult market conditions due to the sluggish economy. The decrease in occupancy at Village Gardens Apartments is due to military deployments, low mortgage interest rates and a slow economy in Fort Collins, Colorado.

Results of Operations

The Partnership realized a net loss of approximately $97,000 for the three months ended September 30, 2003 and net income of approximately $173,000 for the nine months ended September 30, 2003, compared to net income of approximately $145,000 and $552,000 for the three and nine months ended September 30, 2002, respectively. The decrease in net income for the three month period ended September 30, 2003 is due to a decrease in total revenues, an increase in total expenses and a decrease in income from discontinued operations. The decrease in net income for the nine month period ended September 30, 2003 is due to a decrease in total revenues and a decrease in income from discontinued operations, partially offset by a decrease in total expenses.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the three and nine months ended September 30, 2002 has been restated as of January 1, 2002 to reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the property's sale in December 2002.

The income from discontinued operations for the nine months ended September 30, 2003 includes a refund of property taxes of approximately $193,000 and additional gain on disposal of property due to a change in the estimated costs of disposal of approximately $74,000 for the sale of Nottingham Square.

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party for $20,000,000. After payment of closing costs of approximately $327,000, the net proceeds received by the Partnership were approximately $19,673,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,300,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2002 of approximately $13,106,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $247,000, as a result of the write off of unamortized loan costs and debt discounts. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance with the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $200,000 was accrued and unpaid at September 30, 2003.

The Partnership recognized a loss from continuing operations of approximately $97,000 and $94,000 for the three and nine months ended September 30, 2003, respectively, compared to a loss from continuing operations of approximately $9,000 and $12,000 for the corresponding periods in 2002. The increase in loss from continuing operations for the nine months ended September 30, 2003 was due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in loss from continuing operations for the three months ended September 30, 2003 was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for both periods due to a decrease in rental income partially offset by a casualty gain at Carriage House Apartments during the nine months ended September 30, 2003. Rental income decreased primarily due to a decrease in occupancy at Carriage House and Village Gardens Apartments, reduced rental rates at Carriage House and Village Gardens Apartments and increased concession costs at Rocky Creek and Village Gardens Apartments partially offset by increased occupancy at Rocky Creek Apartments and increased rental rates at River Reach and Rocky Creek Apartments.

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Total expenses decreased for the nine months ended September 30, 2003 due to decreases in general and administrative and interest expenses, partially offset by increases in operating, depreciation, and property tax expenses. Interest expense decreased primarily due to the refinancing of several of the Partnership's properties in 2002 resulting in loss on early extinguishment of debt included in interest expense in 2002 and lowered interest rates for 2003. Operating expenses increased primarily due to increases in advertising and maintenance expenses. Advertising expense increased primarily due to increases in web advertising, newspaper advertising, and referral fees at Village Gardens Apartments. Maintenance expenses increased primarily due to increases in contract services at Carriage House and Village Gardens Apartments, painting supplies and interior building improvements at Carriage House Apartments, and floor covering repairs at Village Gardens Apartments. Depreciation expense increased due to fixed asset additions at the Partnership's properties. Property tax expense increased primarily due to a change in the estimated tax liability at Rocky Creek and River Reach Apartments.

Total expenses for the three months ended September 30, 2003 increased primarily due to increases in operating, depreciation and property tax expenses as discussed above, partially offset by decreased general and administrative (as discussed below) and interest expenses (as discussed above). Operating expenses increased for the three month period due to increases in maintenance and property expenses. Maintenance expense increased due to increased contract services at River Reach and Village Gardens Apartments. Property expenses increased due to increased utilities expense at River Reach and Carriage House Apartments and increases in salaries and related benefits at Rocky Creek, River Reach and Village Gardens Apartments partially offset by a decrease in salaries and related benefits at Carriage House Apartments.

General and administrative expenses decreased for the three and nine months ended September 30, 2003 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition to management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership held cash and cash equivalents of approximately $294,000 compared to approximately $805,000 at September 30, 2002. Cash and cash equivalents decreased approximately $1,747,000 since December 31, 2002 due to approximately $3,136,000 of cash used in financing activities partially offset by approximately $119,000 and $1,270,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of loan costs paid, principal payments on the mortgages encumbering the Partnership's properties and distributions paid to partners. Cash provided by investing activities consisted of withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds received, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $34,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements. The improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $171,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering and appliance replacements, electrical upgrades and reconstruction costs related to a fire at the property. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $3,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $136,000 in capital improvements at River Reach Apartments primarily consisting of floor covering and air conditioning unit replacements, water/sewer and electrical upgrades and roof replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $70,000 in capital improvements at Village Gardens Apartments primarily consisting of floor covering replacements, painting, interior decoration, and lighting upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $23,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of interior painting and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 15, 2002, the Partnership refinanced the mortgage encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the nine months ended September 30, 2002. Additional loan costs of approximately $11,000 were capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount has been included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $87,000 of this amount remains outstanding as of September 30, 2003 and is included in restricted escrows.

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

During December 2002 the loans encumbering Rocky Creek and Carriage House were sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.90% at September 30, 2003), and will reset monthly. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $103,000 during the nine months ended September 30, 2002. Additional loan costs of approximately $4,000 were capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $6,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the nine months ended September 30, 2002. Additional loan costs of approximately $3,000 were capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $4,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $160,000 of this amount remains outstanding as of September 30, 2003 and is included in restricted escrows.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgages encumbering River Reach and Village Gardens Apartments aggregating approximately $14,561,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,170,000 mature on September 16, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity date on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                 Nine Months Ended    Per Limited   Nine Months Ended    Per Limited
                   September 30,      Partnership     September 30,      Partnership
                        2003             Unit              2002             Unit
Operations            $ 1,441           $ 33.72           $ 406            $ 9.49
Refinance (1)              --                --            3,961             93.59
Sale (2)                1,328             31.37               --                --
                      $ 2,769           $ 65.09          $ 4,367           $103.08

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 27,773 limited partnership units (the "Units") in the Partnership representing 65.62% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

                  32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date: November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.