Form 10KSB
period 2003-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2004-03-29
CIK 730013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $5,334,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing March 22, 1984, the Partnership offered up to 34,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account pursuant to a Registration Statement filed with the Securities and Exchange Commission. By means of Supplement No. 4 dated September 28, 1984, the Partnership offered for sale an additional 15,000 Units. The
Corporate General Partner purchased 100 units as required by the Partnership Agreement.

The offering terminated in October 1984. Upon termination of the offering, the Partnership had accepted subscriptions for 42,324 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $42,324,000. Unsold Units (numbering 7,676) were deregistered pursuant to Post Effective Amendment No. 1 to Registration Statement No. 2-93285 filed with the Securities and Exchange Commission on November 13, 1984. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership invested approximately $30,300,000 in eight existing apartment properties. The Partnership continues to own and operate four of these properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. The property management services are performed at the Partnership's properties by affiliates of the Corporate General Partner.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

                                 Date of
Property                         Purchase      Type of Ownership            Use

Rocky Creek Apartments           06/29/84     Fee ownership subject      Apartment
  Augusta, Georgia                            to first mortgage          120 units

Carriage House Apartments        06/29/84     Fee ownership subject      Apartment
  Gastonia, North Carolina                    to first mortgage          102 units

River Reach Apartments           01/30/85     Fee ownership subject      Apartment
  Jacksonville, Florida                       to first mortgage          298 units

Village Gardens Apartments       03/01/85     Fee ownership subject      Apartment
  Fort Collins, Colorado                      to first mortgage          141 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Gross
                     Carrying   Accumulated    Depreciable               Federal
Property               Value    Depreciation      Life       Method     Tax Basis
                          (in thousands)                             (in thousands)

Rocky Creek
  Apartments          $ 5,001     $ 3,054       5-35 yrs       SL         $ 581

Carriage House
  Apartments            4,612       3,172       5-27 yrs       SL            666

River Reach
  Apartments           16,542      10,172       5-27 yrs       SL          3,473

Village Gardens
  Apartments            4,925       2,972       5-30 yrs       SL          1,091

                      $31,080     $19,370                                $ 5,811

See "Note A" in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                        Principal                                          Principal
                       Balance At                                           Balance
                      December 31,    Interest     Period     Maturity      Due At
Property                  2003          Rate     Amortized      Date      Maturity(1)
                     (in thousands)                                     (in thousands)

Rocky Creek
  Apartments
  1st mortgage           $ 2,289        (2)       30 years    9/01/07       $ 2,063

Carriage House
  Apartments
  1st mortgage             1,856        (2)       30 years    9/01/07         1,673

River Reach
  Apartments
  1st mortgage            10,274       7.16%      20 years    06/01/22           --

Village Gardens
  Apartments
  1st mortgage             4,190       7.22%      20 years    01/01/21           --
                         $18,609                                            $ 3,736

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2003 was 1.92%.

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the year ended December 31, 2002. Additional loan costs of approximately $10,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount has been included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $87,000 of this amount remains on deposit as of December 31, 2003 and is included in restricted escrows.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek and Carriage House Apartments. The refinancing of Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $105,000 during the year ended December 31, 2002. Additional loan costs of approximately $3,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 2002. Additional loan costs of approximately $3,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $160,000 of this amount remains on deposit as of December 31, 2003 and is included in restricted escrows.

Initially the September 16, 2002 refinancings of the mortgages encumbering Rocky Creek and Carriage House Apartments were under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest rate for the properties was 2.78%.

During December 2002 the loans encumbering Rocky Creek and Carriage House Apartments were transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. Total capitalized loan costs were approximately $238,000 at the time of the refinance. The Partnership recognized a loss on early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of all unamortized loan costs and debt discounts due to the sale of the property in December 2002 (see "Item 7. Financial Statements - Note F" for further discussion). This amount is included in income from discontinued operations. In addition, at the time of the refinance, the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. These funds were returned to the Partnership during 2003.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2003 and 2002 for each property:

                                 Average Annual
                                  Rental Rates                  Average Annual
                                   (per unit)                     Occupancy
                             Year Ended December 31,     Year Ended December 31,
                               2003           2002           2003           2002

Rocky Creek Apartments        $7,221         $6,976          95%             93%
Carriage House
  Apartments (1)               7,273          7,524          85%             91%
River Reach Apartments         9,563          9,402          96%             96%
Village Gardens
  Apartments (2)               8,389          8,649          74%             90%

(1) The Corporate General Partner attributes the decrease in average occupancy at Carriage House Apartments to difficult market conditions due to the sluggish economy.

(2) The Corporate General Partner attributes the decrease in average occupancy at Village Gardens Apartments to military deployments, low mortgage interest rates, and a slow economy in Fort Collins, Colorado.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                     2003              2003
                                    Billing            Rate
                                (in thousands)

Rocky Creek Apartments               $ 29             2.99%
Carriage House Apartments              47             1.42%
River Reach Apartments                254             1.86%
Village Gardens Apartments             52             8.81%

Capital Improvements

Rocky Creek Apartments

During the year ended December 31, 2003, the Partnership expended approximately $54,000 in capital improvements at Rocky Creek Apartments consisting primarily of floor covering replacements and plumbing enhancements. The improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the year ended December 31, 2003, the Partnership expended approximately $224,000 in capital improvements at Carriage House Apartments consisting primarily of floor covering and appliance replacements, electrical and air conditioning unit upgrades and reconstruction costs related to a fire at the property. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $56,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the year ended December 31, 2003, the Partnership expended approximately $205,000 in capital improvements at River Reach Apartments consisting primarily of floor covering and air conditioning unit replacements, water/sewer and electrical upgrades, roof replacements and other structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $164,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens Apartments

During the year ended December 31, 2003, the Partnership expended approximately $97,000 in capital improvements at Village Gardens Apartments consisting primarily of floor covering replacements, interior painting and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $78,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2003, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units (the "Units") aggregating $42,324,000 inclusive of 100 units purchased by the Corporate General Partner. At December 31, 2003, the Partnership had 1,488 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 28,375 Units or 67.04% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations             $ 1,441          $ 33.72           $ 406            $ 9.50
Sale (1)                 1,328            31.37            8,019           189.46
Refinance (2)               --               --            7,443           175.86
                       $ 2,769          $ 65.09          $15,868          $374.82

(1)   From the sale of Nottingham Square Apartments in 2002.

(2) From the refinance of River Reach Apartments in May 2002 and Rocky Creek and Carriage House Apartments in September 2002 and Nottingham Square Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,375 limited partnership units (the "Units") in the Partnership representing 67.04% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 totaled approximately $120,000 compared to net income of approximately $13,371,000 for the year ended December 31, 2002. The decrease in net income for the year ended December 31, 2003 is primarily due to the gain on sale of Nottingham Square Apartments during 2002, a decrease in income from continuing operations and a decrease in income from discontinued operations.

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party for $20,000,000. After payment of closing costs of approximately $327,000, the net proceeds received by the Partnership were approximately $19,673,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,300,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2002 of approximately $13,106,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $247,000, as a result of the write off of unamortized loan costs and debt discounts, which is included in income from discontinued operations. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance with the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $200,000 was accrued and unpaid at December 31, 2003.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations for the years ended December 31, 2003 and 2002 reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the property's sale in December 2002.

The income from discontinued operations of approximately $17,000 for the year ended December 31, 2003 includes a refund of property taxes of approximately $193,000 offset by additional costs of approximately $176,000 related to the sale of Nottingham Square Apartments.

The Partnership recognized a loss from continuing operations of approximately $137,000 for the year ended December 31, 2003 compared to income from continuing operations of approximately $86,000 for the year ended December 31, 2002. The decrease in income from continuing operations for the year ended December 31, 2003 was due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to decreases in rental and other income, partially offset by a casualty gain at Carriage House Apartments during the year ended December 31, 2003. Rental income decreased primarily due to a decrease in occupancy and average rental rates at Carriage House and Village Gardens Apartments, increased concession costs at all of the Partnership's properties and increased bad debt expenses at Carriage House and River Reach Apartments, partially offset by increased average rental rates at Rocky Creek and River Reach Apartments and increased occupancy at Rocky Creek Apartments. Other income decreased due to decreases in utility reimbursements and fees collected at Village Gardens Apartments.

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Total expenses for the year ended December 31, 2003 decreased due to decreases in interest and general and administrative expenses, partially offset by increases in  operating,  depreciation,  and property  tax  expenses.  Operating expenses increased due to increases in maintenance, property and advertising expenses. Maintenance expense increased primarily due to increased contract services at Village Gardens, Carriage House and River Reach Apartments. Property expense increased due to an increase in salaries and related benefits at River Reach and Village Gardens Apartments, partially offset by a decrease in salaries and related benefits at Carriage House Apartments. Advertising expenses increased due to increases in internet and newspaper advertising and referral fees at Village Gardens Apartments. Depreciation expense increased due to fixed asset additions during the past twelve months at the Partnership's properties. Property tax expense increased due to an increase in the assessed value of River Reach Apartments. Interest expense decreased primarily due to the refinancing of several of the Partnership's properties in 2002 resulting in loss on early extinguishment of debt included in interest expense in 2002 and lowered interest rates for 2003.

General and administrative expenses decreased for the year ended December 31, 2003 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at December 31, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $255,000 compared to approximately $2,041,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $1,786,000 is due to approximately $3,256,000 of cash used in financing activities, partially offset by approximately $1,454,000 and $16,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of loan costs paid, principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash provided by investing activities consisted of withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds received, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its properties for 2004 and currently expects to budget approximately $364,000. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the year ended December 31, 2002. Additional loan costs of approximately $10,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount has been included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $87,000 of this amount remains on deposit as of December 31, 2003 and is included in restricted escrows.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek and Carriage House Apartments. The refinancing of Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $105,000 during the year ended December 31, 2002. Additional loan costs of approximately $3,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 2002. Additional loan costs of approximately $3,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $160,000 of this amount remains on deposit as of December 31, 2003 and is included in restricted escrows.

Initially the September 16, 2002 refinancings of the mortgages encumbering Rocky Creek and Carriage House Apartments were under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest rate for the properties was 2.78%.

During December 2002 the loans encumbering Rocky Creek and Carriage House Apartments were transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. Total capitalized loan costs were approximately $238,000 at the time of the refinance. The Partnership recognized a loss on early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts due to the sale of the property in December 2002. This amount is included in income from discontinued operations. In addition, at the time of the refinance the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. These funds were returned to the Partnership during 2003.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgages encumbering River Reach and Village Gardens Apartments aggregating approximately $14,464,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,145,000 have a maturity of September 1, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations             $ 1,441          $ 33.72           $ 406            $ 9.50
Sale (1)                 1,328            31.37            8,019           189.46
Refinance (2)               --               --            7,443           175.86
                       $ 2,769          $ 65.09          $15,868          $374.82

(1)   From the sale of Nottingham Square Apartments in 2002.

(2) From the refinance of River Reach Apartments in May 2002 and Rocky Creek and Carriage House Apartments in September 2002 and Nottingham Square Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,375 limited partnership units (the "Units") in the Partnership representing 67.04% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VI


We have audited the accompanying balance sheet of Shelter Properties VI as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                   $   255
   Receivables and deposits                                                        178
   Restricted escrows                                                              247
   Other assets                                                                    606
   Investment properties (Notes B & E):
      Land                                                      $ 2,613
      Buildings and related personal property                     28,467
                                                                  31,080
      Less accumulated depreciation                              (19,370)       11,710
                                                                              $ 12,996

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                            $ 103
   Tenant security deposit liabilities                                              91
   Accrued property taxes                                                           91
   Other liabilities                                                               580
   Due to Affiliates (Note D)                                                      258
   Mortgage notes payable (Note B)                                              18,609

Partners' Deficit
   General partners                                               $ (16)
   Limited partners (42,324 units issued and outstanding)         (6,720)       (6,736)
                                                                              $ 12,996

                 See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Year Ended December 31,
                                                              2003            2002
 Revenues:
   Rental income                                             $ 4,895         $ 5,183
   Other income                                                  420             448
   Casualty gain (Note G)                                         19              --
      Total revenues                                           5,334           5,631

Expenses:
   Operating                                                   2,341           2,163
   General and administrative                                    272             393
   Depreciation                                                1,292           1,257
   Interest                                                    1,189           1,388
   Property taxes                                                377             344
      Total expenses                                           5,471           5,545

(Loss) income from continuing operations                        (137)             86
Income from discontinued operations (Note A)                      17             179
Gain on sale of discontinued operations (Note F)                  --          13,106
Net (loss) income (Note C)                                   $ (120)         $13,371

Net (loss) income allocated to general partners               $ (1)           $ 260
Net (loss) income allocated to limited partners                 (119)         13,111
                                                             $ (120)         $13,371

Per limited partnership unit:
  (Loss) income from continuing operations                   $ (3.21)        $ 2.01
  Income from discontinued operations                           0.40            4.18
  Gain on sale of discontinued operations                         --          303.59
Net (loss) income per limited partnership                    $ (2.81)        $309.78

Distributions per limited partnership unit                   $ 65.09         $374.82

                 See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                     Limited
                                    Partnership     General     Limited
                                       Units       Partners     Partners      Total

Original capital contributions        42,324          $ 2       $ 42,324    $ 42,326

Partners' deficit at
  December 31, 2001                   42,324        $ (257)     $ (1,093)   $ (1,350)

Distributions to partners                 --            (4)      (15,864)    (15,868)

Net income for the year ended
  December 31, 2002                       --           260        13,111      13,371

Partners' deficit at
  December 31, 2002                   42,324            (1)       (3,846)     (3,847)

Distributions to partners                 --           (14)       (2,755)     (2,769)

Net loss for the year ended
  December 31, 2003                       --            (1)         (119)       (120)

Partners' deficit at
  December 31, 2003                   42,324         $ (16)     $ (6,720)   $ (6,736)

                 See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended December 31,
                                                                2003            2002
Cash flows from operating activities:
  Net (loss) income                                            $ (120)        $ 13,371
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                1,292           1,867
     Amortization of discounts and loan costs                       64             205
     Loss on early extinguishment of debt                           --             305
     Casualty gain                                                 (19)             --
     Gain on sale of investment property                            --         (13,106)
     Change in accounts:
      Receivables and deposits                                      87             (93)
      Other assets                                                  (9)              3
      Accounts payable                                            (149)            (83)
      Tenant security deposit liabilities                            4             (69)
      Accrued taxes                                                 29            (510)
      Due to affiliates                                            (84)             --
      Other liabilities                                            359            (171)
        Net cash provided by operating activities                1,454           1,719

 Cash flows from investing activities:
  Property improvements and replacements                          (514)         (1,301)
  Net withdrawals from restricted escrows                          505             160
  Insurance proceeds received                                       25              --
  Proceeds from the sale of investment property                     --          19,673
        Net cash provided by investing activities                   16          18,532

 Cash flows from financing activities:
  Repayment of mortgage notes payable                               --         (26,675)
  Proceeds from mortgage notes payable                              --          25,192
  Loan costs paid                                                  (16)           (723)
  Payments on mortgage notes payable                              (471)           (701)
  Distributions to partners                                     (2,769)        (15,868)
  Advances from affiliates                                          --             481
  Repayment of advances from affiliates                             --            (481)
        Net cash used in financing activities                   (3,256)        (18,775)

Net (decrease) increase in cash and cash equivalents            (1,786)          1,476
Cash and cash equivalents at beginning of the year               2,041             565
Cash and cash equivalents at end of the year                   $ 255           $ 2,041

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,132          $ 1,661

Property improvements and replacements included in
  accounts payable                                              $ 66            $ --


                 See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI

                          NOTE TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates four apartment properties located in Georgia, North Carolina, Florida and Colorado at December 31, 2003.

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

                                                    Years Ended December 31,
                                                     2003             2002
                                                         (in thousands)
Net cash provided by operating activities           $ 1,454         $ 1,719
  Payments on mortgage notes payable                   (471)           (701)
  Property improvements and replacements               (514)         (1,301)
  Change in restricted escrows, net                     505             160
  Changes in reserves for net operating
    liabilities                                        (237)            923
  Additional reserves                                  (737)           (800)
     Net cash provided by operations                 $ --             $ --

The Corporate General Partner reserved approximately $737,000 and $800,000 during the years ended December 31, 2003 and 2002, respectively.

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

The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the years ending December 31, 2003 and 2002 was a decrease of approximately $237,000 and an increase of approximatley $923,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliate and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $176,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: In connection with the December 2000 refinancing of Village Gardens Apartments and the 2002 refinancings of Carriage House, River Reach and Nottingham Square Apartments approximately $778,000 of the net proceeds were placed in capital reserve accounts to be used for property improvements as specified in the loan agreements. At December 31, 2003 the balance in these accounts was approximately $247,000.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Loan Costs: Loan costs of approximately $623,000, less accumulated amortization of approximately $91,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense for 2003 was approximately $64,000 and is included in interest expense. Amortization expense is expected to be approximately $61,000 for each of the years 2004 through 2006 and approximately $53,000 and $21,000 for 2007 and 2008, respectively.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $108,000 and $87,000 for the years ended December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $19,788,000.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations for the years ended December 31, 2003 and 2002 reflect the operations of Nottingham Square Apartments as income from discontinued operations due to the sale of Nottingham Square in December 2002 (see "Note F" for further discussion).

Note B - Mortgage Notes Payable

                               Principal      Monthly                           Principal
                               Balance At     Payment    Stated                  Balance
                              December 31,   Including  Interest   Maturity      Due At
Property                          2003       Interest     Rate       Date       Maturity
                                   (in thousands)                            (in thousands)
Rocky Creek Apartments
  1st mortgage                  $ 2,289         $ 9        (1)     09/01/07      $ 2,063

Carriage House Apartments
  1st mortgage                    1,856            7       (1)     09/01/07        1,673

River Reach Apartments
  1st mortgage                   10,274           84      7.16%    06/01/22           --

Village Gardens Apartments
Apartments
  1st mortgage                    4,190           36      7.22%    01/01/21           --

                                $18,609        $ 136                             $ 3,736

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

On May 15, 2002, the Partnership refinanced the mortgages encumbering River Reach Apartments. The refinancing replaced the first mortgage of approximately $6,048,000 and the second mortgage of approximately $252,000 with a new mortgage in the amount of $10,654,000. The new mortgage carries a stated interest rate of 7.16% compared to the 7.60% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $292,000 during the year ended December 31, 2002. Additional loan costs of approximately $10,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $48,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount has been included in interest expense. In addition, the Partnership was required to deposit approximately $100,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $87,000 of this amount remains on deposit as of December 31, 2003 and is included in restricted escrows.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Rocky Creek and Carriage House Apartments. The refinancing of Rocky Creek Apartments loans replaced the first mortgage of approximately $1,753,000 and second mortgage of approximately $74,000 with a new mortgage in the amount of $2,340,000. Total capitalized loan costs were approximately $105,000 during the year ended December 31, 2002. Additional loan costs of approximately $3,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The refinancing of the Carriage House Apartments loans replaced the first mortgage of approximately $1,616,000 and second mortgage of approximately $68,000 with a new mortgage in the amount of $1,898,000. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 2002. Additional loan costs of approximately $3,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $5,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense. In addition, the Partnership was required to deposit approximately $198,000 in a repair escrow account with the lender in order to complete required repairs at the property and approximately $160,000 of this amount remains on deposit as of December 31, 2003 and is included in restricted escrows.

Initially the September 16, 2002 refinancings of the mortgages encumbering Rocky Creek and Carriage House Apartments were under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest rate for the properties was 2.78%.

During  December  2002 the loans  encumbering  Rocky  Creek and  Carriage  House
Apartments were transferred to a different lender. The ("Permanent Credit Facility") credit facility with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On November 15, 2002, the Partnership refinanced the mortgages encumbering Nottingham Square Apartments. The refinancing replaced the first mortgage of approximately $6,296,000 and the second mortgage of approximately $268,000 with a new mortgage of approximately $10,300,000 under the Initial Credit Facility as discussed above. Total capitalized loan costs were approximately $238,000 at the time of the refinance. The Partnership recognized a loss on early extinguishment of debt of approximately $247,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts due to the sale of the property in December 2002 (see "Note F" for further discussion). This amount is included in income from discontinued operations. In addition, at the time of the refinance, the Partnership was required to deposit approximately $456,000 in a repair escrow account with the lender in order to complete required repairs at the property. These funds were returned to the Partnership during 2003.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes on River Reach and Village Gardens Apartments are subject to prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                                   2004          $ 510
                                   2005             542
                                   2006             577
                                   2007           4,330
                                   2008             541
                                Thereafter       12,109
                                                $18,609

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                                   For The Twelve Months Ended
                                                           December 31,
                                                       2003           2002

Net (loss) income as reported                         $ (120)        $13,371
Add (deduct):
  Amortization of present value discounts                 --              91
  Depreciation differences                               687             268
  Change in prepaid rental income                         12             (36)
  Casualty gain                                          (19)             --
  Gain on disposal                                      (100)          2,884
  Other                                                  (25)            146

Federal taxable income                                $ 435          $16,724

Federal taxable income per limited partnership
  unit                                               $ 10.18         $392.91

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net liabilities as reported                 $(6,736)
            Land and buildings                             (132)
            Accumulated depreciation                     (5,767)
            Syndication                                   5,286
            Other                                           491

            Net liabilities - tax basis                 $(6,858)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $259,000 and $459,000 during the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $198,000 and $386,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. For the year ended December 31, 2003, the first three quarter were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative costs were adjusted based on actual costs (see "Note H"). Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $21,000 and $84,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $342,000 have been accrued and are included in due to affiliates in the accompanying balance sheet at December 31, 2003.

Subsequent to the year ended December 31, 2003, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,375 limited partnership units (the "Units") in the Partnership representing 67.04% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation



                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
       Description          Encumbrances     Land      Property     Acquisition
                           (in thousands)                         (in thousands)
Rocky Creek Apartments        $ 2,289        $ 168     $ 3,821        $ 1,012
Carriage House
  Apartments                    1,856           166      3,038          1,408
River Reach Apartments         10,274         1,872     10,854          3,816
Village Gardens
  Apartments                    4,190           420      3,050          1,455
Totals                        $18,609       $ 2,626    $20,763        $ 7,691


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                                 Buildings
                                    And
                                  Related                        Date of            Depreciable
                                  Personal          Accumulated Construc-   Date      Life-
      Description         Land    Property   Total  Depreciation  tion    Acquired    Years

Rocky Creek Apartments
Augusta, Georgia         $ 168    $ 4,833   $5,001    $ 3,054     1979    06/29/84     5-35

Carriage House Apartments
Gastonia, North Carolina    153     4,459    4,612      3,172   1970-1971 06/29/84     5-27

River Reach Apartments
Jacksonville, Florida     1,872    14,670   16,542     10,172     1971    01/30/85     5-27

Village Gardens Apartments
Fort Collins, Colorado      420     4,505    4,925      2,972     1974    03/01/85     5-30

         Totals          $2,613   $28,467    $31,080  $19,370

Reconciliation of "investment properties and accumulated depreciation" (in thousands):

                                                       Twelve Months Ended
                                                          December 31,
                                                      2003           2002
Investment Properties
Balance at beginning of period                      $ 30,520       $ 45,710
  Property improvements                                  580          1,162
  Disposal of property                                   (20)            --
  Sale of Nottingham Square Apartments                    --        (16,352)
Balance at end of period                            $ 31,080       $ 30,520

Accumulated Depreciation

Balance at beginning of period                      $ 18,092       $ 26,332
  Additions charged to expense                         1,292          1,867
  Disposal of property                                   (14)            --
  Sale of Nottingham Square Apartments                    --        (10,107)
Balance at end of period                            $ 19,370       $ 18,092

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $30,948,000 and $30,447,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $25,137,000 and $24,513,000, respectively.

Note F - Sale of Investment Property

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party for $20,000,000. After payment of closing costs of approximately $327,000, the net proceeds received by the Partnership were approximately $19,673,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,300,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2002 of approximately $13,106,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $247,000, as a result of the write off of unamortized loan costs and debt discounts, which is included in income from discontinued operations. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance with the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, approximately $200,000 was accrued and unpaid at December 31, 2003 related to this sale.

The income from discontinued operations of approximately $17,000 for the year ended December 31, 2003 includes a refund of property taxes of approximately $193,000 offset by additional costs of approximately $176,000 related to the sale of Nottingham Square Apartments.

Note G - Casualty Event

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Note H - Fourth Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Corporate General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $84,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Corporate General Partner for the year ended December 31, 2003 were approximately $178,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $196,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons;  Compliance with
         Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The corporate general partner is Shelter Realty VI Corporation ("Corporate General Partner"). The names and ages of, as well as the position and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                     3,364             7.95%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    11,547            27.28%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    13,464            31.81%

Cooper River Properties LLC and AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) are directly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 units as required by the terms of the Partnership Agreement. AIMCO Properties, L.P., the other general partner, acquired 602 units during the current fiscal year increasing its ownership to 13,464 or 31.81% of the outstanding units.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $259,000 and $459,000 during the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $198,000 and $386,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. For the year ended December 31, 2003, the first three quarter were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative costs were adjusted based on actual costs. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $21,000 and $84,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $342,000 have been accrued and are included in due to affiliates in the accompanying balance sheet at December 31, 2003.

Subsequent to the year ended December 31, 2003, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,375 limited partnership units (the "Units") in the Partnership representing 67.04% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  See Exhibit Index attached.

            (b) Reports on Form 8-K filed during the fourth quarter of 2003:

                  None.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $54,000 for both 2003 and 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $15,000 and $21,000, respectively.

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


                                    SHELTER PROPERTIES VI


                                    By:   Shelter Realty VI Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

     (b) Subscription Agreement and Signature Page (included as Exhibits 4(A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

10(iii)           Contracts related to refinancings of debt:

            (g) Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments filed as Exhibit 10(iii)(g) to the Partnership's Form 8-K Filed February 1, 2001 and incorporated herein by reference.

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

            (m) Multifamily Note by and among Shelter Properties VI and GMAC Commercial Mortgage Corporation, a California corporation, to secure loan for Nottingham Square Apartments filed as Exhibit 10(iii)(m) of the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

10(iv)            Contracts related to disposition of properties:

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President of Shelter  Realty VI
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer  of Shelter  Realty VI  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.