Form 10QSB
period 2004-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2004-05-14
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 138
   Receivables and deposits                                                      147
   Restricted escrows                                                            248
   Other assets                                                                  704
   Investment properties:
      Land                                                    $ 2,613
      Buildings and related personal property                   28,504
                                                                31,117
      Less accumulated depreciation                            (19,699)       11,418
                                                                            $ 12,655

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 70
   Tenant security deposit liabilities                                            89
   Accrued property taxes                                                        126
   Other liabilities                                                             277
   Due to affiliates (Note C)                                                    330
   Mortgage notes payable                                                     18,475

Partners' Deficit
   General partners                                             $ (16)
   Limited partners (42,324 units issued and
      outstanding)                                              (6,696)       (6,712)
                                                                            $ 12,655


               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                Three Months Ended
                                                                       March 31,
                                                                2004          2003
Revenues:
   Rental income                                               $1,230        $1,228
   Other income                                                   130            97
      Total revenues                                            1,360         1,325

Expenses:
   Operating                                                      544           491
   General and administrative                                      57           106
   Depreciation                                                   329           321
   Interest                                                       298           290
   Property taxes                                                 108            93
      Total expenses                                            1,336         1,301

Income from continuing operations                                  24            24
Income from discontinued operations (Note A)                       --           186

Net income                                                      $ 24          $ 210

Net income allocated to general partners (1%)                   $ --           $ 2
Net income allocated to limited partners (99%)                     24           208
                                                                $ 24          $ 210
Per limited partnership unit:
  Income from continuing operations                            $ 0.57        $ 0.56
  Income from discontinued operations                              --          4.35

Net income per limited partnership unit                        $ 0.57        $ 4.91

Distributions per limited partnership unit                      $ --         $34.33

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2003                    42,324        $ (16)      $(6,720)   $(6,736)

Net income for the three months
   ended March 31, 2004                     --            --           24         24

Partners' deficit at
   March 31, 2004                       42,324        $ (16)      $(6,696)   $(6,712)


               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                       $ 24        $ 210
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    329          321
     Amortization of loan costs                                       17           15
     Change in accounts:
      Receivables and deposits                                        31          153
      Other assets                                                  (115)         (83)
      Accounts payable                                                 6          (74)
      Tenant security deposit liabilities                             (2)          (2)
      Accrued property taxes                                          35           61
      Due to affiliates                                               (5)          (1)
      Other liabilities                                             (303)          19
        Net cash provided by operating activities                     17          619

Cash flows from investing activities:
  Property improvements and replacements                             (76)        (181)
  Net (deposits to) withdrawals from restricted escrows               (1)         457
        Net cash (used in) provided by investing activities          (77)         276

Cash flows from financing activities:
  Payments on mortgage notes payable                                (134)        (109)
  Advances from affiliate                                            250           --
  Repayment of advances from affiliate                              (173)          --
  Distribution paid to partners                                       --       (1,454)
        Net cash used in financing activities                        (57)      (1,563)

Net decrease in cash and cash equivalents                           (117)        (668)
Cash and cash equivalents at beginning of period                     255        2,041
Cash and cash equivalents at end of period                        $ 138       $ 1,373

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 288        $ 275
  Property improvements and replacements included in
   accounts payable                                                $ 27         $ --

Included in property  improvements  and  replacements for the three months ended
March 31, 2004 are approximately $66,000 of improvements which were included in accounts payable at December 31, 2003.

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the three months ended March 31, 2003 reflects the operations of Nottingham Square Apartments as income from discontinued operations due to its sale in December 2002.

Note B - Reconciliation of Cash Flows

The following, as required by the Partnership Agreement, is a reconciliation of "Net cash provided by operating activities" on the accompanying statements of cash flows to "Net cash from operations", as defined in the partnership agreement of the Partnership (the "Partnership Agreement"). However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                             Three Months Ended
                                                                  March 31,
                                                             2004          2003
                                                                (in thousands)
     Net cash provided by operating activities               $ 17        $ 619
       Payments on mortgage notes payable                     (134)       (109)
       Property improvements and replacements                  (76)       (181)
       Change in restricted escrows, net                        (1)        457
       Changes in reserves for net operating
         liabilities                                           353         (73)
       Additions to operating reserves                        (159)       (713)
     Net cash provided by operations                         $ --        $ --

At March 31, 2004 and 2003, the Corporate General Partner reserved approximately $159,000 and $713,000, respectively, to fund capital improvements at its properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $66,000 for both of the three month periods ended March 31, 2004 and 2003 which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $43,000 and $87,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. As of March 31, 2004, approximately $89,000 of these expenses were accrued as a receivable from an affiliate of the Corporate General Partner and is included in due to affiliates. The receivable was accrued as a result of the fourth quarter adjustment reported in 2003 due to a difference in the estimated costs and the actual costs incurred. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $4,000 and $11,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000 and Nottingham Square Apartments in December 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $342,000 have been accrued and are included in due to affiliates.

During the three  months ended March 31,  2004,  an  affiliate of the  Corporate
General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments. Interest was charged at prime plus 1% (5% at March 31, 2004). Interest expense on these advances was approximately $2,000 for the three months ended March 31, 2004. During the three months ended March 31, 2004, the Partnership made payment on outstanding loans of approximately $173,000. Approximately $77,000 of the advance and accrued interest remains unpaid at March 31, 2004 and is included in due to affiliates. No such advances were made during the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims and administration provided by AIMCO and its affiliates will be approximately $49,000. The Partnership was charged approximately $75,000 for 2003.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Rocky Creek Apartments (1)
         Augusta, Georgia                              93%            89%

       Carriage House Apartments (1)
         Gastonia, North Carolina                      89%            85%

       River Reach Apartments (2)
         Jacksonville, Florida                         94%            97%

       Village Gardens Apartments (1)
         Fort Collins, Colorado                        87%            78%

(1) The Corporate General Partner attributes the increase in average occupancy at Rocky Creek, Carriage House and Village Gardens Apartments to increased marketing efforts by the local management at the properties.

(2) The Corporate General Partner attributes the decrease in average occupancy at River Reach Apartments to low mortgage interest rates which has resulted in tenants purchasing homes.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership recognized net income for the three months ended March 31, 2004 of approximately $24,000 compared to net income of approximately $210,000 for the three months ended March 31, 2003. The decrease in net income is primarily due to a decrease in income from discontinued operations. Income from continuing operations remained constant for the comparable periods.

The Partnership has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"' which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the three months ended March 31, 2003 reflects the operations of Nottingham Square Apartments as income from discontinued operations due to the property's sale in December 2002.

On December 20, 2002, the Partnership sold Nottingham Square Apartments to an unaffiliated third party. The income from discontinued operations for the three months ended March 31, 2003 includes a refund of property tax of approximately $193,000, partially offset by operating expenses of approximately $7,000 at Nottingham Square Apartments.

The Partnership recognized income from continuing operations of approximately $24,000 for both of the three months ended March 31, 2004 and March 31, 2003. The increase in total revenues for the three months ended March 31, 2004 was offset by an increase in total expenses compared to the corresponding period in 2003. Total revenues increased primarily due to an increase in other income. Other income increased primarily due to increases in utility reimbursements and fees at River Reach Apartments.

Total expenses increased due to increases in operating and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to an increase in maintenance expenses. Maintenance expense increased primarily due to an increase in contract services at Village Gardens and Carriage House Apartments. Property tax expense increased due to an increase in the assessed value of River Reach Apartments.

General and administrative expenses decreased for the three months ended March 31, 2004 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004 the Partnership had cash and cash equivalents of approximately $138,000 compared to approximately $1,373,000 at March 31, 2003. Cash and cash equivalents decreased approximately $117,000 since December 31, 2003 due to approximately $57,000 and $77,000 of cash used in financing and investing activities, respectively, partially offset by approximately $17,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and repayments on advances from affiliates partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Rocky Creek Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $11,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements. The improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of clubhouse renovations, roof replacement and parking area resurfacing. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During  the  three  months  ended  March 31,  2004,  the  Partnership  completed approximately $1,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of roof replacement and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $19,000 in capital improvements at River Reach Apartments primarily consisting of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $145,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of roof replacement and swimming pool improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $6,000 in capital improvements at Village Gardens Apartments consisting primarily of water heater upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $72,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of fitness equipment and heating upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgages encumbering River Reach and Village Gardens Apartments aggregating approximately $14,365,000 mature in June 2022 and January 2021, respectively, at which time the mortgages are scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,110,000 have a maturity date of September 1, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations               $ --             $ --            $ 126            $ 2.95
Sale (1)                    --               --            1,328            31.38
                         $ --             $ --            $1,454           $34.33

(1) Proceeds from the sale of Nottingham Square Apartments in December 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,400 limited partnership units (the "Units") in the Partnership representing 67.10% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.10% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General
Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed for the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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

Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.