Form 10QSB
period 2004-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2004-08-13
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

-
                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements



                              SHELTER PROPERTIES VI
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 267
   Receivables and deposits                                                      134
   Restricted escrows                                                            250
   Other assets                                                                  407
   Investment properties:
      Land                                                     $ 741
      Buildings and related personal property                   13,869
                                                                14,610
      Less accumulated depreciation                             (9,505)        5,105
   Assets held for sale                                                        6,388
                                                                            $ 12,551

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 31
   Tenant security deposit liabilities                                            44
   Accrued property taxes                                                         63
   Other liabilities                                                             263
   Due to affiliates (Note D)                                                    342
   Mortgage notes payable                                                      8,211
   Liabilities related to assets held for sale                                10,336

Partners' Deficit
   General partners                                             $ (16)
   Limited partners (42,324 units issued and
      outstanding)                                              (6,723)       (6,739)
                                                                            $ 12,551


               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                               2004        2003         2004         2003
                                                        (Restated)               (Restated)
Revenues:
  Rental income                               $ 569        $ 545       $ 1,145      $ 1,097
  Other income                                    66           63          132          120
  Casualty gain (Note C)                          --           19           --           19
        Total revenues                           635          627        1,277        1,236

Expenses:
  Operating                                      326          317          630          552
  General and administrative                      73           77          130          183
  Depreciation                                   155          153          307          302
  Interest                                       106          112          217          211
  Property taxes                                  33           38           72           76
        Total expenses                           693          697        1,356        1,324

Loss from continuing operations                  (58)         (70)         (79)         (88)

Income from discontinued operations
  (Note A)                                        31          130           76          358

Net (loss) income                             $ (27)       $ 60         $ (3)        $ 270

Net income allocated to general
  partners (1%)                                $ --         $ 1         $ --          $ 3
Net (loss) income allocated to limited
  partners (99%)                                 (27)          59           (3)         267

                                              $ (27)       $ 60         $ (3)        $ 270
Per limited partnership unit:
  Loss from continuing operations            $ (1.35)     $ (1.65)     $ (1.84)     $ (2.05)
  Income from discontinued operations           0.71         3.04         1.77         8.36

Net (loss) income per limited
  partnership unit                           $ (0.64)     $ 1.39       $ (0.07)     $ 6.31

Distributions per limited partnership
  unit                                         $ --        $ --         $ --        $ 34.33

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2003                    42,324        $ (16)      $(6,720)   $(6,736)

Net loss for the six months
   ended June 30, 2004                      --            --           (3)        (3)

Partners' deficit at
   June 30, 2004                        42,324        $ (16)      $(6,723)   $(6,739)


               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net (loss) income                                                $ (3)       $ 270
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                    662          648
     Amortization of loan costs                                       32           33
     Casualty gain                                                    --          (19)
     Change in accounts:
      Receivables and deposits                                       (19)         104
      Other assets                                                  (105)        (100)
      Accounts payable                                               (38)        (119)
      Tenant security deposit liabilities                             (3)           2
      Accrued property taxes                                         110          124
      Other liabilities                                             (256)          (2)
      Due to affiliates                                               84           (1)
         Net cash provided by operating activities                   464          940

Cash flows from investing activities:
  Property improvements and replacements                            (189)        (288)
  Net (deposits to) withdrawals from restricted escrows               (3)         467
  Insurance proceeds received                                         --           25
        Net cash (used in) provided by investing activities         (192)         204

Cash flows from financing activities:
  Payments on mortgage notes payable                                (260)        (228)
  Advances from affiliate                                            250           --
  Repayment of advances from affiliate                              (250)          --
  Distributions to partners                                           --       (1,454)
        Net cash used in financing activities                       (260)      (1,682)

Net increase (decrease) in cash and cash equivalents                  12         (538)
Cash and cash equivalents at beginning of period                     255        2,041

Cash and cash equivalents at end of period                        $ 267       $ 1,503

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 565        $ 562
  Property improvements and replacements included in
   accounts payable                                                $ 32         $ --

Included in property improvements and replacements for the six months ended June
30, 2004 are approximately $66,000 of improvements which were included in accounts payable at December 31, 2003.

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Nottingham Square and River Reach Apartments as income from discontinued operations. The Partnership sold Nottingham Square Apartments to an unrelated third party in December 2002 and entered into a contract to sell River Reach Apartments to a third party during the third quarter of 2004 at a sale price of approximately $32,000,000. In accordance with SFAS No. 144, the assets and liabilities of River Reach have been classified as held for sale at June 30, 2004.

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

                                                             Six Months Ended
                                                                 June 30,
                                                             2004        2003
                                                                (in thousands)
     Net cash provided by operating activities              $ 464        $ 940
       Payments on mortgage notes payable                     (260)       (228)
       Property improvements and replacements                 (189)       (288)
       Change in restricted escrows, net                        (3)        467
       Changes in reserves for net operating
         liabilities                                           227          (8)
       Additions to operating reserves                        (239)       (883)
     Net cash provided by operations                         $ --         $ --

At June 30, 2004 and 2003, the Corporate General Partner reserved approximately $239,000 and $883,000, respectively, to fund capital improvements at its properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $132,000 for both of the six month periods ended June 30, 2004 and 2003 which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $82,000 and $143,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately
$5,000 and $13,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

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

During the six months ended June 30, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments. Interest was charged at prime plus 1% (5% at June 30, 2004) and amounted to approximately $3,000. The entire balance of the loan plus interest was repaid during the same period. No such advances were made during the six months ended June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $49,000 and $75,000, respectively, for insurance coverage and fees associated with policy claims and administration.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.
Note E - Contingencies (continued)

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of four apartment complexes, one of which is classified as held for sale at June 30, 2004 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining properties for each of the six months ended June 30, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Rocky Creek Apartments
         Augusta, Georgia                              94%            93%

       Carriage House Apartments (1)
         Gastonia, North Carolina                      91%            86%

       Village Gardens Apartments (1)
         Fort Collins, Colorado                        83%            74%

(1) The Corporate General Partner attributes the increase in average occupancy at Carriage House and Village Gardens Apartments to increased marketing efforts by the local management at the properties.

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

Results of Operations

The Partnership realized a net loss of approximately $27,000 and $3,000 for the three and six months ended June 30, 2004, respectively, compared to net income of approximately $60,000 and $270,000 for the three and six months ended June 30, 2003, respectively. The decrease in net income for both periods is primarily due to a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Nottingham Square and River Reach Apartments as income from discontinued operations. The Partnership sold Nottingham Square Apartments to an unrelated third party in December 2002 and entered into a contract to sell River Reach Apartments to a third party during the third quarter of 2004 at a sale price of approximately $32,000,000. In accordance with SFAS No. 144, the assets and liabilities of River Reach have been classified as held for sale at June 30, 2004.

Income from discontinued operations is approximately $31,000 and $76,000 for the three and six months ended June 30, 2004, respectively, and approximately $130,000 and $358,000 for the three and six months ended June 30, 2003, respectively. Included in the income from discontinued operations are revenues of approximately $712,000 and $1,430,000 for the three and six months ended June 30, 2004, respectively, and approximately $716,000 and $1,432,000 for the three and six months ended June 30, 2003, respectively. In addition, the income from discontinued operations for the three and six months ended June 30, 2003 includes a refund of property tax of approximately $193,000 and the write off of expense reserves of approximately $74,000 for Nottingham Square Apartments, which sold in December 2002.

The Partnership recognized a loss from continuing operations of approximately $58,000 and $79,000 for the three and six months ended June 30, 2004, respectively, compared to a loss of $70,000 and $88,000 for the three and six months ended June 30, 2003, respectively. The decrease in loss from continuing operations for the three months ended June 30, 2004 is due to an increase in total revenues, and a decrease in total expenses. The decrease in loss from continuing operations for the six months ended June 30, 2004, is due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased for both the three and six month periods ended June 30, 2004 due to increases in rental and other income partially offset by a decrease in casualty gain. Rental income increased due to increases in occupancy at Rocky Creek, Carriage House, and Village Gardens Apartments and an increase in average rental rates at Rocky Creek Apartments, partially offset by reduced rental rates at Carriage House and Village Gardens Apartments. Other income increased primarily due to an increase in utility reimbursements at Carriage House Apartments.

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the three and six months ended June 30, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Total expenses decreased for the three months ended June 30, 2004 due to decreases in general and administrative and interest expenses partially offset by an increase in operating expense. Interest expense decreased for the three months ended June 30, 2004 due to fluctuations in the variable interest rates at Rocky Creek and Carriage House Apartments and increased amortization of loan costs at Carriage House Apartments. Total expenses increased for the six months ended June 30 2004, due to an increase in operating expenses, partially offset by a decrease in general and administrative expenses. Operating expense increased for the three and six months ended June 30, 2004 due to increases in maintenance, property and administrative expenses. Maintenance expense increased primarily due to an increase in contract services at Village Gardens and Carriage House Apartments. Property expense increased primarily due to salaries and related benefits at Carriage House Apartments and utilities at Carriage House and Village Gardens Apartments. Administrative expense increased primarily due to an increase in training and travel expense at Village Gardens, Rocky Creek, and Carriage House Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2004 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004 the Partnership had cash and cash equivalents of approximately $267,000 compared to approximately $1,503,000 at June 30, 2003. Cash and cash equivalents increased approximately $12,000 since December 31, 2003 due to approximately $464,000 of cash provided by operating activities, partially offset by approximately $260,000 and $192,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and repayments on advances from affiliate partially offset by advances from affiliate. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Rocky Creek Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $32,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements. The improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $6,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $84,000 in capital improvements at River Reach Apartments primarily consisting of floor covering replacements, plumbing fixtures and furniture and fixtures. These improvements were funded from operating cash flow. The Partnership has entered into a contract to sell River Reach Apartments to a third party during the third quarter of 2004.

Village Gardens Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $33,000 in capital improvements at Village Gardens Apartments consisting primarily of water heater upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $45,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Village Gardens Apartments of approximately $4,126,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,085,000 have a maturity date of September 1, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,425 limited partnership units (the "Units") in the Partnership representing 67.16% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General
Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to both briefs in support of the settlement and judgment entered thereto. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Item 6.     Exhibits and Reports on Form 8-K

            a) Exhibits:

               See Exhibit Index attached.

            b) Reports on Form 8-K filed for the quarter ended June 30, 2004:

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


                                    SHELTER PROPERTIES VI


                                    By:   Shelter Realty VI Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      VI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  Shelter  Realty  VI
                                    Corporation,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.