Form 10QSB
period 2004-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2004-11-12
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 559
   Receivables and deposits                                                      157
   Restricted escrows                                                            162
   Other assets                                                                  344
   Investment properties:
      Land                                                     $   741
      Buildings and related personal property                   13,944
                                                                14,685
      Less accumulated depreciation                             (9,649)        5,036
                                                                            $ 6,258

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 395
   Tenant security deposit liabilities                                            45
   Accrued property taxes                                                         66
   Other liabilities                                                             170
   Due to affiliates (Note D)                                                    661
   Mortgage notes payable                                                      8,152

Partners' Capital (Deficiency)
   General partners                                             $ 198
   Limited partners (42,324 units issued and
      outstanding)                                              (3,429)       (3,231)
                                                                            $ 6,258


                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended        Nine months Ended
                                                 September 30,            September 30,
                                               2004        2003         2004         2003
                                                        (Restated)                (Restated)
Revenues:
  Rental income                               $ 587        $ 565       $ 1,732      $ 1,662
  Other income                                    76           54          208          174
  Casualty gain (Note C)                          --           --           --           19
        Total revenues                           663          619        1,940        1,855

Expenses:
  Operating                                      434          349        1,064          901
  General and administrative                      67           81          197          264
  Depreciation                                   144          148          451          450
  Interest                                       108          108          325          319
  Property taxes                                  33           38          105          114
        Total expenses                           786          724        2,142        2,048

Loss from continuing operations                 (123)        (105)        (202)        (193)

(Loss) income from discontinued
  operations (Note A)                         (2,725)           8       (2,649)         366
Gain on sale of discontinued
  operations (Note E)                         24,356           --       24,356           --
Net income (loss)                            $21,508       $ (97)      $21,505       $ 173

Net income (loss) allocated to
  general partners (1%)                       $ 215        $ (1)        $ 215         $ 2
Net income (loss) allocated to
  limited partners (99%)                      21,293          (96)      21,290          171

                                             $21,508       $ (97)      $21,505       $ 173
Per limited partnership unit:
  Loss from continuing operations            $ (2.86)     $ (2.46)     $ (4.73)     $ (4.51)
  (Loss) income from discontinued
    operations                                (63.75)        0.19       (61.95)        8.55
  Gain on sale of discontinued
   operations                                 569.70           --       569.70           --
Net income (loss) per limited
  partnership unit                           $503.09      $ (2.27)     $503.02      $ 4.04

Distributions per limited partnership
  unit                                       $425.27      $ 30.76      $425.27      $ 65.09

                See Accompanying Notes to Financial Statements

                            SHELTER PROPERTIES VI
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' deficit at
   December 31, 2003                    42,324        $ (16)      $(6,720)   $(6,736)

Distributions to partners                                 (1)     (17,999)   (18,000)

Net income for the nine months
   ended September 30, 2004                 --           215       21,290     21,505

Partners' capital (deficiency)
   at September 30, 2004                42,324        $ 198       $(3,429)   $(3,231)

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                      2004      2003
Cash flows from operating activities:
  Net income                                                       $21,505       $ 173
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                      863          967
     Amortization of loan costs                                         46           49
     Gain on sale of discontinued operations                       (24,356)          --
     Loss on early extinguishment of debt                            2,727           --
     Casualty gain                                                      --          (19)
     Change in accounts:
      Receivables and deposits                                          21           87
      Other assets                                                     (54)         (86)
      Accounts payable                                                  55         (152)
      Tenant security deposit liabilities                              (46)           7
      Accrued property taxes                                           (25)         227
      Due to affiliates                                                 86           --
      Other liabilities                                               (410)          17
           Net cash provided by operating activities                   412        1,270

Cash flows from investing activities:
  Property improvements and replacements                              (317)        (411)
  Net withdrawals from restricted escrows                               85          505
  Proceeds from the sale of discontinued operations                 31,038           --
  Insurance proceeds received                                           --           25
           Net cash provided by investing activities                30,806          119

Cash flows from financing activities:
  Repayment of mortgage note payable                               (10,091)          --
  Loan costs paid                                                       --          (18)
  Payments on mortgage notes payable                                  (366)        (349)
  Prepayment penalty paid                                           (2,457)          --
  Distributions to partners                                        (18,000)      (2,769)
  Advances from affiliates                                             250           --
  Repayment of advances from affiliates                               (250)          --
           Net cash used in financing activities                   (30,914)      (3,136)

Net increase (decrease) in cash and cash equivalents                   304       (1,747)
Cash and cash equivalents at beginning of period                       255        2,041

Cash and cash equivalents at end of period                          $ 559        $ 294

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 846        $ 913
  Property improvements and replacements included in
    accounts payable                                                 $ 25        $ --

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2004 are approximately $66,000 of improvements which were included in accounts payable at December 31, 2003.

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Nottingham Square and River Reach Apartments as (loss) income from discontinued operations. The Partnership sold Nottingham Square Apartments to a third party in December 2002 and River Reach Apartments to a third party in August 2004.

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


                                                               Nine Months Ended
                                                                September 30,
                                                             2004          2003
                                                                (in thousands)
     Net cash provided by operating activities              $ 412         $ 1,270
       Payments on mortgage notes payable                     (366)          (349)
       Property improvements and replacements                 (317)          (411)
       Change in restricted escrows, net                        85            505
       Changes in reserves for net operating
         liabilities                                           373           (100)
       Additions to operating reserves                        (187)          (915)

     Net cash provided by operations                         $ --          $ --

At September 30, 2004 and 2003, the Corporate General Partner reserved approximately $187,000 and $915,000, respectively, to fund capital improvements at its properties.

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

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $199,000 and $197,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged reimbursements of accountable administrative expenses amounting to approximately $134,000 and $212,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000 and $16,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At September 30, 2004, approximately $3,000 of these expenses are payable to the Corporate General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002, and River Reach Apartments in August 2004, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $658,000 have been accrued and are included in due to affiliates.

During the nine months ended September 30, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments. Interest was charged at prime plus 1% (5.75% at September 30, 2004) and amounted to approximately $3,000. The entire balance of the loan plus interest was repaid during the same period. No such advances were made during the nine months ended September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $75,000, respectively, for insurance coverage and fees associated with policy claims and administration.

Note E - Sale of Investment Property

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for approximately $31,683,000. After payment of closing costs of approximately $645,000, the net proceeds received by the Partnership were approximately
$31,038,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,091,000. The sale of the property resulted in a gain on the sale of approximately $24,356,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,727,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations. The results of the property's operations for the nine months ended September 30, 2004 and 2003 of approximately $78,000 and $99,000, respectively, are included in (loss) income from discontinued operations and include revenues of approximately $1,891,000 and $2,165,000, respectively.

Note F - Distributions

During the nine months ended September 30, 2004, the Partnership declared and paid a distribution of approximately $17,900,000 (or $422.93 per limited partnership unit) to the limited partners from the sale proceeds of River Reach Apartments. Also during the nine months ended September 30, 2004, the Partnership declared and paid a distribution from operations of approximately $100,000 (approximately $99,000 to the limited partners or $2.34 per limited partnership unit). During the nine months ended September 30, 2003, the Partnership declared and paid a distribution of approximately $1,328,000 (or $31.37 per limited partnership unit) to the limited partners from the sales proceeds of Nottingham Square Apartments. Also during the nine months ended September 30, 2003, the Partnership declared and paid distributions from operations of approximately $1,441,000 (approximately $1,427,000 to the limited partners or $33.72 per limited partnership unit).

Note G - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2004 and 2003:

                                                           Average
                                                          Occupancy
       Property                                        2004          2003

       Rocky Creek Apartments
         Augusta, Georgia                              95%            94%

       Carriage House Apartments (1)
         Gastonia, North Carolina                      93%            86%

       Village Gardens Apartments (1)
         Fort Collins, Colorado                        84%            72%

(1) The Corporate General Partner attributes the increase in average occupancy at Carriage House and Village Gardens Apartments to increased marketing efforts by the local management at the properties.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The partnership realized net income of approximately $21,508,000 and $21,505,000 for the three and nine months ended September 30, 2004, respectively, compared to a net loss of approximately $97,000 and net income of approximately $173,000 for the three and nine months ended September 30, 2003, respectively. The increase in net income for both periods is primarily due to the sale of River Reach Apartments during the third quarter of 2004.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for approximately $31,683,000. After payment of closing costs of approximately $645,000, the net proceeds received by the Partnership were approximately
$31,038,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,091,000. The sale of the property resulted in a gain on the sale of approximately $24,356,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,727,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"' the
accompanying statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of River Reach Apartments as (loss) income from discontinued operations due to the properties' sales in December 2002 and August 2004, respectively.

Loss from discontinued operations is approximately ($2,725,000) and ($2,649,000) for the three and nine months ended September 30, 2004, respectively. Income from discontinued operations was approximately $8,000 and $366,000 for the three and nine months ended September 30, 2003, respectively. Included in the (loss) income from discontinued operations are revenues of approximately $461,000 and $1,891,000 for the three and nine months ended September 30, 2004, respectively, and approximately $733,000 and $2,165,000 for the three and nine months ended September 30, 2003, respectively, for River Reach Apartments, which sold in August 2004. In addition, the income from discontinued operations for the nine months ended September 30, 2003 includes a refund of property tax of approximately $193,000 and the write off of expense reserves of approximately $74,000 for Nottingham Square Apartments, which sold in December 2002. The increase in loss from discontinued operations for both periods was due to the loss on early extinguishment of debt as discussed above.

The Partnership recognized a loss from continuing operations of approximately $123,000 and $202,000 for the three and nine months ended September 30, 2004, compared to a loss of approximately $105,000 and $193,000 for the three and nine months ended September 30, 2003. The increase in loss from continuing operations for both the three and nine months ended September 30, 2004, is due to an increase in total expenses partially offset by an increase in total revenues.
Total expenses increased due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in property, maintenance, administrative, and advertising expenses. Property expense increased primarily due to increases in salaries and related benefits at Carriage House Apartments, and utilities at Village Gardens Apartments. Maintenance expense increased primarily due to an increase in contract services at Village Gardens Apartments. Administrative expense increased primarily due to an increase in training and travel expense, collection and eviction services, and common area cleaning services at Village Gardens Apartments. Advertising expense increased due to newspaper and periodical advertising at Village Gardens Apartments.

General and administrative expenses decreased for the three and nine months ended September 30, 2004 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and nine months ended September 30, 2004 due to increases in rental and other income. For the nine months ended September 30, 2004 the increases were partially offset by a decrease in casualty gain. Rental income increased due to increases in occupancy at all of the Partnership's properties and an increase in average rental rates at Rocky Creek Apartments, partially offset by reduced rental rates at Village Gardens and Carriage House Apartments. Other income increased primarily due to an increase in lease cancellation fees and utility reimbursements at Villages Gardens and Carriage House Apartments.

In August 2002, Carriage House Apartments experienced an electrical fire, causing damage to two units and an outside storage building. A casualty gain of approximately $19,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $25,000 net of the write off of undepreciated damaged assets of approximately $6,000.

Liquidity and Capital Resources

At September 30, 2004 the Partnership had cash and cash equivalents of approximately $559,000 compared to approximately $294,000 at September 30, 2003. Cash and cash equivalents increased approximately $304,000 since December 31, 2003 due to approximately $30,806,000 and $412,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $30,914,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of River Reach Apartments and net withdrawals from restricted escrow accounts, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering River Reach Apartments, principal payments made on the mortgages encumbering the Partnership's properties, prepayment penalties paid, distributions paid to partners, and repayments on advance from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $46,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering replacements, furniture and fixtures, and air conditioning unit upgrades. The improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage House Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $20,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, swimming pool repairs, and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $36,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

River Reach Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $130,000 in capital improvements at River Reach Apartments primarily consisting of floor covering replacements, plumbing fixtures and furniture and fixtures. These improvements were funded from replacement reserves and operating cash flow. The Partnership sold River Reach Apartments to a third party during the third quarter of 2004.

Village Gardens Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $80,000 in capital improvements at Village Gardens Apartments consisting primarily of water heater upgrades, floor covering replacements, and landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Village Gardens Apartments of approximately $4,094,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,058,000 have a maturity date of September 1, 2007 at which time balloon payments totaling approximately $3,736,000 are due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2004             Unit             2003             Unit

Operations              $ 100            $ 2.34           $1,441           $33.72
Sale (1)                    --               --            1,328            31.37
Sale (2)                17,900           422.93               --               --
                       $18,000          $425.27           $2,769           $65.09

(1) Proceeds from the sale of Nottingham Square Apartments in December 2002. (2) Proceeds from the sale of River Reach Apartments in August 2004.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.16% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General
Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 6.     Exhibits

            See Exhibit Index attached.

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

                                    Date: November 11, 2004

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

            (g) Purchase and Sale Contract between Shelter Properties VI Limited Partnership, a South Carolina limited partnership, and Neighborhood Realty, Inc., a Florida corporation, dated June 23, 2004 filed with Form 8-K on September 3, 2004 and incorporated herein by reference.

            (h) Amendment of Purchase and Sale Contract between Shelter VI Limited Partnership, a South Carolina limited partnership, and JNM River Reach, Ltd., a Florida limited partnership, dated August 30, 2004 filed with Form 8-K on September 3, 2004 and incorporated herein by reference.

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

Date:  November 11, 2004

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

Date:  November 11, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter   Realty  VI
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 11, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 11, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.