Form 10KSB
period 2004-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2005-03-18
CIK 730013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $2,617,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership invested approximately $30,300,000 in eight existing apartment properties. The Partnership continues to own and operate three of these properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent an occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                       Gross
                     Carrying   Accumulated    Depreciable               Federal
Property               Value    Depreciation      Life       Method     Tax Basis
                          (in thousands)                             (in thousands)

Rocky Creek
  Apartments          $ 5,068     $ 3,230       5-35 yrs       SL        $  563

Carriage House
  Apartments            4,897       3,390       5-27 yrs       SL           752

Village Gardens
  Apartments            5,029       3,179       5-30 yrs       SL         1,063

                      $14,994     $ 9,799                                $2,378

See "Note A" in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                        Principal                                          Principal
                       Balance At                                           Balance
                      December 31,    Interest     Period     Maturity      Due At
Property                  2004          Rate      Amortized     Date      Maturity(1)
                     (in thousands)                                     (in thousands)

Rocky Creek
  Apartments
  1st mortgage           $ 2,226         (2)      30 years    9/15/07       $ 2,068

Carriage House
  Apartments
  1st mortgage             1,806         (2)      30 years    9/15/07         1,677

Village Gardens
  Apartments
  1st mortgage             4,061      7.22% (1)   20 years    01/01/21           --
                         $ 8,093                                            $ 3,745

(1)   Fixed rate mortgage.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2004 was 3.07%.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2004 and 2003 for each property:

                                 Average Annual
                                  Rental Rates                  Average Annual
                                   (per unit)                     Occupancy
                             Year Ended December 31,       Year Ended December 31,
                               2004           2003           2004           2003

Rocky Creek Apartments        $7,116         $6,950          95%             95%
Carriage House
  Apartments (1)               6,987          7,166          95%             85%
Village Gardens
  Apartments (1)               7,383          8,032          85%             74%

(1) The Corporate General Partner attributes the increase in average occupancy at Carriage House and Village Gardens Apartments to increased marketing efforts by the local management at the properties and reduced average rental rates.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were as follows:

                                     2004              2004
                                    Billing            Rate
                                 (in thousands)

Rocky Creek Apartments               $ 29             3.03%
Carriage House Apartments              47             1.43%
Village Gardens Apartments             50             8.80%

Capital Improvements

Rocky Creek Apartments

During the year ended December 31, 2004, the Partnership completed approximately $67,000 in capital improvements at Rocky Creek Apartments consisting primarily of floor covering replacements, furniture and fixtures and air conditioning unit upgrades. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Carriage House Apartments

During the year ended December 31, 2004, the Partnership completed approximately $284,000 in capital improvements at Carriage House Apartments consisting primarily of exterior building painting, gutter replacement, land improvements, floor covering replacements, air conditioning unit and swimming pool upgrades and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

River Reach Apartments

During the year ended December 31, 2004, the Partnership completed approximately $130,000 in capital improvements at River Reach Apartments primarily consisting of floor covering replacements, plumbing fixtures and furniture and fixtures. These improvements were funded from replacement reserves and operating cash flow. The Partnership sold River Reach Apartments to a third party during the third quarter of 2004.

Village Gardens Apartments

During the year ended December 31, 2004, the Partnership completed approximately $104,000 in capital improvements at Village Gardens Apartments consisting primarily of floor covering replacements, water heater upgrades, and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Partners

During the year ended December 31, 2004, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units (the "Units") aggregating $42,324,000 inclusive of 100 units purchased by the Corporate General Partner. At December 31, 2004, the Partnership had 1,486 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 28,435 Units or 67.18% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Operations              $ 100            $ 2.34          $ 1,441          $ 33.72
Sale (1)                    --               --            1,328            31.37
Sale (2)                17,900           422.93               --               --
                       $18,000          $425.27          $ 2,769          $ 65.09

(1) Proceeds from the sale of Nottingham Square Apartments in 2002. (2) Proceeds from the sale of River Reach Apartments in August 2004.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 Units in the Partnership representing 67.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $21,682,000 for the year ended December 31, 2004 compared to a net loss of approximately $120,000 for the year ended December 31, 2003. The increase in net income is primarily due to the sale of River Reach Apartments during the year ended December 31, 2004.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for approximately $31,683,000. After payment of closing costs of approximately $645,000, the net proceeds received by the Partnership were approximately
$31,038,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,091,000. The sale of the property resulted in a gain on the sale of approximately $24,597,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,727,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"' the accompanying statement of operations for the year ended December 31, 2003 has been restated to reflect the operations of River Reach Apartments as income from discontinued operations due to the sale of the property in August 2004.

Loss from discontinued operations is approximately $2,650,000 for the year ended December 31, 2004 as compared to income from discontinued operations of approximately $118,000 for the year ended December 31, 2003. Included in the
(loss) income from discontinued operations are revenues of approximately $1,895,000 and $2,880,000 for the years ended December 31, 2004 and 2003, respectively, for River Reach Apartments, which sold in August 2004. In addition, the income from discontinued operations for the year ended December 31, 2003 includes a refund of property tax of approximately $193,000 and the write off of expense reserves of approximately $75,000 for Nottingham Square Apartments, which sold in December 2002. The increase in loss from discontinued operations was due to the loss on early extinguishment of debt of approximately $2,727,000 as discussed above.

The Partnership recognized a loss from continuing operations of approximately $265,000 for the year ended December 31, 2004, compared to a loss of approximately $238,000 for the year ended December 31, 2003. The increase in loss from continuing operations for the year ended December 31, 2004, is due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased due to an increase in operating and property tax expenses, partially offset by a decrease in general and administrative expense. Operating expenses increased due to increases in property, administrative and advertising expenses. Property expense increased primarily due to increases in salaries and related benefits at Carriage House and Rocky Creek Apartments. Administrative expense increased primarily due to an increase in training and travel expense at all the Partnership's properties and common area cleaning services at Village Gardens Apartments. Advertising expense increased due to newspaper and periodical advertising expenses at Village Gardens Apartments. Property tax expense increased due to a slight increase in the property tax rate at Carriage House Apartments.

General and administrative expense decreased due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2004 due to increases in rental and other income partially offset by a decrease in casualty gain. Rental income increased primarily due to increases in occupancy at Carriage House and Village Gardens Apartments, partially offset by a decrease in the average rental rates at Village Gardens and Carriage House Apartments. Other income increased primarily due to an increase in lease cancellation fees and utility reimbursements at Village Gardens and Carriage House Apartments.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $269,000 compared to approximately $255,000 at December 31, 2003. The increase in cash and cash equivalents of approximately $14,000 is due to approximately $30,514,000 and $473,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $30,973,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of River Reach Apartments and, to a lesser extent, net withdrawals from restricted escrow accounts, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering River Reach Apartments, principal payments made on the mortgages encumbering the Partnership's properties, prepayment penalties paid, distributions paid to partners, and repayments on advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Cash expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Village Gardens Apartments of approximately $4,061,000 matures in January 2021 at which time the mortgage is scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,032,000 have a maturity date of September 15, 2007 at which time balloon payments totaling approximately $3,745,000 are due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Operations              $ 100            $ 2.34          $ 1,441          $ 33.72
Sale (1)                    --               --            1,328            31.37
Sale (2)                17,900           422.93               --               --
                       $18,000          $425.27          $ 2,769          $ 65.09

(1) Proceeds from the sale of Nottingham Square Apartments in 2002. (2) Proceeds from the sale of River Reach Apartments in August 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Shelter Properties VI


We have audited the accompanying balance sheet of Shelter Properties VI as of December 31, 2004, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                              SHELTER PROPERTIES VI

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                   $ 269
   Receivables and deposits                                                        151
   Restricted escrows                                                              162
   Other assets                                                                    307
   Investment properties (Notes B & E):
      Land                                                       $ 741
      Buildings and related personal property                     14,253
                                                                  14,994
      Less accumulated depreciation                               (9,799)        5,195
                                                                              $ 6,084

Liabilities and Partners' Capital (deficiency)

Liabilities
   Accounts payable                                                             $ 68
   Tenant security deposit liabilities                                              42
   Accrued property taxes                                                           97
   Other liabilities                                                               180
   Due to Affiliates (Note D)                                                      658
   Mortgage notes payable (Note B)                                               8,093

Partners' Capital (deficiency)
   General partners                                               $ 200
   Limited partners (42,324 units issued and outstanding)         (3,254)       (3,054)
                                                                              $ 6,084

              See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Year Ended December 31,
                                                              2004            2003
 Revenues:                                                                 (Restated)
   Rental income                                             $ 2,324         $ 2,213
   Other income                                                  293             222
   Casualty gain (Note G)                                         --              19
      Total revenues                                           2,617           2,454

Expenses:
   Operating                                                   1,455           1,267
   General and administrative                                    250             272
   Depreciation                                                  601             601
   Interest                                                      440             430
   Property taxes                                                136             122
      Total expenses                                           2,882           2,692

Loss from continuing operations                                 (265)           (238)
(Loss) income from discontinued operations (Note A)           (2,650)            118
Gain on sale of discontinued operations (Note F)              24,597              --
Net income (loss) (Note C)                                   $21,682         $ (120)

Net income (loss) allocated to general partners               $ 217           $ (1)
Net income (loss) allocated to limited partners               21,465            (119)
                                                             $21,682         $ (120)

Per limited partnership unit:
  Loss from continuing operations                            $ (6.19)        $ (5.57)
  (Loss) income from discontinued operations                  (61.99)           2.76
  Gain on sale of discontinued operations                     575.34              --
Net income (loss) per limited partnership                    $507.16         $ (2.81)

Distributions per limited partnership unit                   $425.27         $ 65.09

             See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership    General     Limited
                                        Units      Partners     Partners      Total

Original capital contributions          42,324        $ 2       $ 42,324    $ 42,326

Partners' deficit at
  December 31, 2002                     42,324       $ (1)      $ (3,846)   $ (3,847)

Distributions to partners                   --         (14)       (2,755)     (2,769)

Net loss for the year ended
  December 31, 2003                         --          (1)         (119)       (120)

Partners' deficit at
  December 31, 2003                     42,324         (16)       (6,720)     (6,736)

Distributions to partners                   --          (1)      (17,999)    (18,000)

Net income for the year ended
  December 31, 2004                         --         217        21,465      21,682

Partners' capital (deficiency) at
  December 31, 2004                     42,324       $ 200      $ (3,254)   $ (3,054)

              See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Year Ended
                                                                       December 31,
                                                                      2004      2003
Cash flows from operating activities:
  Net income (loss)                                                $21,682      $ (120)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                    1,013        1,292
     Amortization of loan costs                                         58           64
     Gain on sale of discontinued operations                       (24,597)          --
     Loss on early extinguishment of debt                            2,727           --
     Casualty gain                                                      --          (19)
     Change in accounts:
      Receivables and deposits                                           8           87
      Other assets                                                     (29)          (9)
      Accounts payable                                                 (29)        (149)
      Tenant security deposit liabilities                              (49)           4
      Accrued property taxes                                             6           29
      Due to affiliates                                                 83          (84)
      Other liabilities                                               (400)         359
           Net cash provided by operating activities                   473        1,454
Cash flows from investing activities:
  Property improvements and replacements                              (609)        (514)
  Net withdrawals from restricted escrows                               85          505
  Proceeds from the sale of discontinued operations                 31,038           --
  Insurance proceeds received                                           --           25
           Net cash provided by investing activities                30,514           16
Cash flows from financing activities:
  Repayment of mortgage note payable                               (10,091)          --
  Loan costs paid                                                       --          (16)
  Payments on mortgage notes payable                                  (425)        (471)
  Prepayment penalty paid                                           (2,457)          --
  Distributions to partners                                        (18,000)      (2,769)
  Advances from affiliates                                             250           --
  Repayment of advances from affiliates                               (250)          --
           Net cash used in financing activities                   (30,973)      (3,256)
Net increase (decrease) in cash and cash equivalents                    14       (1,786)
Cash and cash equivalents at beginning of year                         255        2,041

Cash and cash equivalents at end of year                            $ 269        $ 255
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 940       $ 1,132
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                                 $ 42        $ 66

              See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI

                          NOTE TO FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates three apartment properties located in Georgia, North Carolina, and Colorado at December 31, 2004.

Basis of Presentation: In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the year ended December 31, 2003 has been restated to reflect the operations of River Reach Apartments as loss (income) from discontinued operations. The Partnership sold River Reach Apartments to a third party in August 2004 (see "Note F" for further discussion).

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

                                                    Years Ended December 31,
                                                     2004             2003
                                                         (in thousands)
Net cash provided by operating activities            $ 473          $ 1,454
  Payments on mortgage notes payable                   (425)           (471)
  Property improvements and replacements               (609)           (514)
  Change in restricted escrows, net                      85             505
  Changes in reserves for net operating
    Liabilities                                         410            (237)
  Additions to operating reserves                        --            (737)
     Net cash used in operations                     $ (66)           $ --

The Corporate General Partner used reserves of approximately $66,000 during the year ended December 31, 2004 and reserved approximately $737,000 during the year ended December 31, 2003, to fund continuing capital improvements, repairs and operations at the Partnership's investment properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be an additional net cash from operations for allocation purposes.

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

The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the years ending December 31, 2004 and 2003 was an increase of approximately $410,000 and a decrease of approximatley $237,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliate and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $235,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: In connection with the 2002 refinancings of Carriage House, River Reach and Nottingham Square Apartments, approximately $754,000 of the net proceeds were placed in capital reserve accounts to be used for property improvements as specified in the loan agreements. The remaining reserves for Nottingham Square and River Reach were returned to the Partnership in 2003 for Nottingham Square and 2004 for River Reach upon the sale of those properties. At December 31, 2004 the balance in this account for Carriage House Apartments was approximately $162,000.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 7 years.

Deferred Costs: Loan costs of approximately $321,000, less accumulated amortization of approximately $116,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2004 was approximately $58,000 and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $45,000 for 2005 and 2006, approximately $36,000 for 2007 and approximately $6,000 for 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense and (loss) income from discontinued operations, was approximately $117,000 and $108,000 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

Note B - Mortgage Notes Payable

                               Principal     Monthly                            Principal
                              Balance At     Payment     Stated                  Balance
                             December 31,   Including   Interest   Maturity      Due At
Property                         2004       Interest      Rate       Date       Maturity
                                  (in thousands)                             (in thousands)
Rocky Creek Apartments
  1st mortgage                  $ 2,226       $ 10        (2)      09/15/07      $ 2,068

Carriage House Apartments
  1st mortgage                    1,806           8       (2)      09/15/07        1,677

Village Gardens Apartments
Apartments
  1st mortgage                    4,061          36    7.22% (1)   01/01/21           --

                                $ 8,093       $ 54                               $ 3,745

(1)   Fixed rate mortgage.

(2) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The note on Village Gardens Apartments includes a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                                   2005          $ 236
                                   2006             257
                                   2007           3,988
                                   2008             172
                                   2009             185
                                Thereafter        3,255
                                                $ 8,093

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                                   For The Twelve Months Ended
                                                             December 31,
                                                       2004              2003

Net income (loss) as reported                        $21,682         $ (120)
Add (deduct):
  Depreciation differences                               457             687
  Change in prepaid rental income                        (67)             12
  Casualty gain                                           --             (19)
  Gain on disposal                                     3,196            (100)
  Other                                                 (459)            (25)

Federal taxable income                               $24,809          $ 435

Federal taxable income per limited partnership
  unit                                               $580.09         $ 10.18

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net liabilities as reported                $(3,054)
            Land and buildings                             398
            Accumulated depreciation                    (3,215)
            Syndication                                  5,286
            Other                                          524

            Net liabilities - tax basis                    (61)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $231,000 and $259,000 during the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $191,000 and $198,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $38,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002 and River Reach Apartments in August 2004, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $658,000 have been accrued and are included in due to affiliates.

During the year ended December 31, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments. Interest was charged at prime plus 1% and amounted to approximately $3,000. The entire balance of the loan plus interest was repaid during the same period. No such advances were made during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $74,000 and $75,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
       Description          Encumbrances     Land      Property     Acquisition
                           (in thousands)                          (in thousands)
Rocky Creek Apartments        $ 2,226        $ 168     $ 3,821        $ 1,079
Carriage House
  Apartments                    1,806           166      3,038          1,693
Village Gardens
  Apartments                    4,061           420      3,050          1,559
Totals                        $ 8,093        $ 754     $ 9,909        $ 4,331


                             Gross Amount At Which Carried
                                  At December 31, 2004
                                     (in thousands)

                                 Buildings
                                    And
                                  Related                        Date of            Depreciable
                                  Personal          Accumulated Construc-   Date      Life-
      Description         Land    Property   Total  Depreciation  tion    Acquired    Years
Rocky Creek Apartments
Augusta, Georgia         $ 168    $ 4,900    $5,068    $ 3,230     1979    06/29/84     5-35


Carriage House
Apartments
Gastonia, North Carolina    153     4,744     4,897      3,390   1970-1971 06/29/84     5-27

Village Gardens
Apartments
Fort Collins, Colorado      420     4,609     5,029      3,179     1974    03/01/85     5-30

         Totals          $ 741    $14,253    $14,994  $ 9,799

Reconciliation of "investment properties and accumulated depreciation" (in thousands):

                                                       Twelve Months Ended
                                                          December 31,
                                                      2004           2003
Investment Properties
Balance at beginning of year                        $ 31,080       $ 30,520
  Property improvements                                  585            580
  Disposal of property                                    --            (20)
  Sale of River Reach Apartments                     (16,671)            --
Balance at end of year                              $ 14,994       $ 31,080

Accumulated Depreciation

Balance at beginning of year                        $ 19,370       $ 18,092
  Additions charged to expense                         1,013          1,292
  Disposal of property                                    --            (14)
  Sale of River Reach Apartments                     (10,584)            --
Balance at end of year                               $ 9,799       $ 19,370

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $15,392,000 and $30,948,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $13,014,000 and $25,137,000, respectively.

Note F - Sale of Investment Property

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for approximately $31,683,000. After payment of closing costs of approximately $645,000, the net proceeds received by the Partnership were approximately
$31,038,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,091,000. The sale of the property resulted in a gain on the sale of approximately $24,597,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,727,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations. The results of the property's operations for the years ended December 31, 2004 and 2003 are income of approximately $77,000 and $101,000, respectively, and are included in (loss) income from discontinued operations and include revenues of approximately $1,895,000 and $2,880,000, respectively.

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

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner on October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                     3,364             7.95%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    11,547            27.28%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    13,524            31.95%

Cooper River Properties LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 units as required by the terms of the Partnership Agreement. AIMCO Properties, L.P., the other general partner, acquired 60 units during the current fiscal year increasing its ownership to 13,524 or 31.95% of the outstanding units.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $231,000 and $259,000 during the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $191,000 and $198,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $38,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002 and River Reach Apartments in August 2004, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the combined fees of approximately $658,000 have been accrued and are included in due to affiliates.

During the year ended December 31, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments. Interest was charged at prime plus 1% and amounted to approximately $3,000. The entire balance of the loan plus interest was repaid during the same period. No such advances were made during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $74,000 and $75,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

                                     PART IV

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $48,000 and $54,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 for both 2004 and 2003.

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


                                    SHELTER PROPERTIES VI


                                    By:   Shelter Realty VI Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 18, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Harry G. Alcock            Director and Executive Vice   Date: March 18, 2005
Harry G. Alcock               President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date: March 18, 2005

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

Date: March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty VI
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.