Form 10QSB
period 2005-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2005-05-12
CIK 730013

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                              $    141
   Receivables and deposits                                                    128
   Restricted escrows                                                          162
   Other assets                                                                316
   Investment properties:
      Land                                                 $    741
      Buildings and related personal property                14,370
                                                            15,111
      Less accumulated depreciation                          (9,957)         5,154
                                                                          $  5,901

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                       $     52
   Tenant security deposit liabilities                                          42
   Accrued property taxes                                                       58
   Other liabilities                                                           127
   Due to affiliates (Note C)                                                  696
   Mortgage notes payable                                                    8,033

Partners' Capital (Deficiency)
   General partners                                        $    199
   Limited partners (42,324 units issued and
      outstanding)                                           (3,306)        (3,107)
                                                                          $  5,901

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                Three Months Ended
                                                                       March 31,
                                                                2005          2004
                                                                           (Restated)
Revenues:
   Rental income                                               $ 570          $ 576
   Other income                                                    61            66
      Total revenues                                              631           642

Expenses:
   Operating                                                      355           304
   General and administrative                                      32            57
   Depreciation                                                   158           152
   Interest                                                       119           111
   Property taxes                                                  34            39
      Total expenses                                              698           663

Loss from continuing operations                                   (67)          (21)
Income from discontinued operations (Note A)                       14            45
Net (loss) income                                              $ (53)         $ 24

Net loss allocated to general partners (1%)                     $ (1)         $ --
Net (loss) income allocated to limited partners (99%)             (52)           24
                                                               $  (53)        $ 24
Per limited partnership unit:
  Loss from continuing operations                              $(1.56)       $(0.49)
  Income from discontinued operations                            0.33          1.06

Net (loss) income per limited partnership unit                 $(1.23)       $ 0.57

                See Accompanying Notes to Financial Statements



                            SHELTER PROPERTIES VI
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' capital (deficiency)
   December 31, 2004                    42,324        $ 200       $(3,254)   $(3,054)

Net loss for the three months
   ended March 31, 2005                     --            (1)         (52)       (53)

Partners' capital (deficiency)
   at March 31, 2004                    42,324        $ 199       $(3,306)   $(3,107)

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005         2004
Cash flows from operating activities:
  Net (loss) income                                               $ (53)        $ 24
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                    158          329
     Amortization of loan costs                                       11           17
     Change in accounts:
      Receivables and deposits                                        23           31
      Other assets                                                   (20)        (115)
      Accounts payable                                                18            6
      Tenant security deposit liabilities                             --           (2)
      Accrued property taxes                                         (39)          35
      Due to affiliates                                                8           (5)
      Other liabilities                                              (53)        (303)
        Net cash provided by operating activities                     53           17

Cash flows from investing activities:
  Property improvements and replacements                            (151)         (76)
  Net deposits to restricted escrows                                  --           (1)
        Net cash used in investing activities                       (151)         (77)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (60)        (134)
  Advances from affiliate                                             30          250
  Repayment of advances from affiliate                                --         (173)
        Net cash used in financing activities                        (30)         (57)

Net decrease in cash and cash equivalents                           (128)        (117)
Cash and cash equivalents at beginning of period                     269          255
Cash and cash equivalents at end of period                        $ 141        $ 138

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 106        $ 288
  Property improvements and replacements included in
   accounts payable                                                $ 8          $ 27

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 are approximately $42,000 of improvements which were included in accounts payable at December 31, 2004.

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of River Reach Apartments as income from discontinued operations. The Partnership sold River Reach Apartments to a third party in August 2004.

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


                                                              Three Months Ended
                                                                  March 31,
                                                             2005          2004
                                                                (in thousands)
     Net cash provided by operating activities               $ 53          $ 17
       Payments on mortgage notes payable                      (60)          (134)
       Property improvements and replacements                 (151)           (76)
       Change in restricted escrows, net                        --             (1)
       Changes in reserves for net operating
         liabilities                                            63            353
       Additions to operating reserves                          --           (159)
     Net cash used in operations                            $ (95)         $ --

The Corporate General Partner reserved approximately $159,000 during the three months ended March 31, 2004, to fund capital improvements, repairs and operations at the Partnership's properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $66,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $24,000 and $43,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. Approximately $8,000 of these expenses were payable to the Corporate General Partner at March 31, 2005 and are included in due to affiliates. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $9,000 and $4,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

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

During the three  months ended March 31,  2004,  an  affiliate of the  Corporate
General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments. Interest was charged at prime plus 1%. Interest expense on these advances was approximately $2,000 for the three months ended March 31, 2004. During the three months ended March 31, 2004, the Partnership made payments of approximately
$173,000 on the outstanding loans and the loan was completely repaid during 2004. During the three months ended March 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $30,000 to cover capital expenditures and operating expenses at Carriage House Apartments. Interest was charged at prime plus 2% (7.75% at March 31, 2005). Interest expense on these advances was less than $1,000 for the three months ended March 31, 2005. Approximately $30,000 of the advance remains unpaid at March 31, 2005 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $27,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $74,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller Action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's (consolidated) financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Rocky Creek Apartments
         Augusta, Georgia                              91%            93%

       Carriage House Apartments (1)
         Gastonia, North Carolina                      97%            89%

       Village Gardens Apartments (2)
         Fort Collins, Colorado                        82%            87%

(1) The Corporate General Partner attributes the increase in average occupancy at Carriage House Apartments to increased marketing efforts by the local management at the property.

(2) The Corporate General Partner attributes the decrease in average occupancy at Village Gardens Apartments to a more stringent tenant acceptance policy in order to create a more stable customer base.

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

Results of Operations

The Partnership realized a net loss of approximately $53,000 for the three months ended March 31, 2005 compared to net income of approximately $24,000 for the three months ended March 31, 2004. The decrease in net income is primarily due to an increase in loss from continuing operations and a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of River Reach Apartments as income from discontinued operations due to the property's sale in August 2004.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The results of the property's operations for the three months ended March 31, 2004 of approximately $45,000 are included in income from discontinued operations and include revenues of approximately $718,000. The income from discontinued operations for the three months ended March 31, 2005 included the collection of tenant receivables of approximately $14,000.

The Partnership recognized a loss from continuing operations of approximately $67,000 for the three months ended March 31, 2005, compared to a loss from continuing operations of approximately $21,000 for the three months ended March 31, 2004. The increase in loss from continuing operations for the three months ended March 31, 2005, is due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to an increase in operating and interest expenses partially offset by a decrease in general and administrative expense. Operating expenses increased due to an increase in property expense partially offset by a decrease in maintenance expense. Property expense increased primarily due to an increase in utilities at Village Gardens Apartments and salaries and related benefits at Carriage House and Village Gardens Apartments. Maintenance expense decreased primarily due to a decrease in repairs at Carriage House Apartments. Interest expense increased primarily due to an increase in the interest rate on the variable rate mortgages at Carriage House and Rocky Creek Apartments.

General and administrative expenses decreased for the three months ended March 31, 2005 due to a decrease in the costs of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both March 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended March 31, 2005 due to decreases in rental and other income. Rental income decreased due to decreases in occupancy at Rocky Creek and Village Gardens Apartments and decreased rental rates at all of the Partnership's properties, partially offset by an increase in occupancy at Carriage House Apartments. Other income decreased primarily due to a decrease in laundry income at Carriage House and Village Gardens Apartments.

Liquidity and Capital Resources

At March 31, 2005 the Partnership had cash and cash equivalents of approximately $141,000 compared to approximately $138,000 at March 31, 2004. Cash and cash equivalents decreased approximately $128,000 since December 31, 2004 due to approximately $30,000 and $151,000 of cash used in financing and investing activities, respectively, partially offset by approximately $53,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, partially offset by advances received from affiliates. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Rocky Creek Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $29,000 in capital improvements at Rocky Creek Apartments primarily consisting of floor covering and appliance replacements and property upgrades. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Carriage House Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $79,000 in capital improvements at Carriage House Apartments primarily consisting of floor covering replacements, exterior painting, and heating and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Gardens Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $9,000 in capital improvements at Village Gardens Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Village Gardens Apartments of approximately $4,027,000 matures in January 2021 at which time the mortgage is scheduled to be fully amortized. The mortgages encumbering Rocky Creek and Carriage House Apartments aggregating approximately $4,006,000 have a maturity date of September 15, 2007 at which time balloon payments totaling approximately $3,745,000 are due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek and Carriage House Apartments loans for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the optional extended maturity date. If the properties cannot be refinanced or sold, the Partnership will risk losing such properties through foreclosure.

There were no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General
Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 5.     Other Information

            None.

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


                                    Date: May 12, 2005


                              SHELTER PROPERTIES VI

                                  EXHIBIT INDEX


Exhibit Number          Description of Exhibit

3                       See Exhibit 4 (a)

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

(b) Subscription Agreement and Signature Page (included as Exhibits 4 (A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

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

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-4(a), as Adopted Pursuant to Section 302 of the Sarbanes-xley Act of 2002.

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

Date: May 12, 2005

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

Date: May 12, 2005

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


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.