Form 10QSB
period 2005-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2005-11-14
CIK 730013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements



                              SHELTER PROPERTIES VI
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                 $ 111
   Receivables and deposits                                                      132
   Restricted escrow                                                             107
   Other assets                                                                  249
   Investment properties:
      Land                                                     $ 588
      Buildings and related personal property                    9,681
                                                                10,269
      Less accumulated depreciation                             (6,698)        3,571
   Assets held for sale (Note A)                                               1,631
                                                                            $ 5,801
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 112
   Tenant security deposit liabilities                                            40
   Accrued property taxes                                                         63
   Other liabilities                                                             148
   Due to affiliates (Note C)                                                    775
   Mortgage notes payable                                                      6,140
   Liabilities related to assets held for sale (Note A)                        1,818

Partners' Capital (Deficiency)
   General partners                                             $ 198
   Limited partners (42,324 units issued and
      outstanding)                                              (3,493)       (3,295)
                                                                            $ 5,801

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended        Nine months Ended
                                                 September 30,            September 30,
                                               2005        2004         2005         2004
                                                        (Restated)                (Restated)
Revenues:
  Rental income                               $ 441        $ 416       $ 1,253      $ 1,244
  Other income                                    45           60          141          155
        Total revenues                           486          476        1,394        1,399

Expenses:
  Operating                                      291          326          837          743
  General and administrative                      34           67          111          197
  Depreciation                                    99           92          289          289
  Interest                                       105           95          304          284
  Property taxes                                  21           20           65           63
        Total expenses                           550          600        1,606        1,576

Loss from continuing operations                  (64)        (124)        (212)        (177)

Income (loss) from discontinued
  operations (Notes A and D)                      12       (2,724)         (29)      (2,674)
Gain from sale of discontinued
  operations (Note D)                             --       24,356           --       24,356
Net (loss) income                             $ (52)      $21,508      $ (241)      $21,505

Net (loss) income allocated to
  general partners                             $ (1)       $ 215        $ (2)        $ 215
Net (loss) income allocated to
  limited partners                               (51)      21,293         (239)      21,290

                                              $ (52)      $21,508      $ (241)      $21,505
Per limited partnership unit:
  Loss from continuing operations            $ (1.48)     $ (2.89)     $ (4.96)     $ (4.14)
  Income (loss) from discontinued
    operations                                  0.28       (63.72)       (0.69)      (62.54)
  Gain from sale of discontinued
   operations                                     --       569.70           --       569.70
Net (loss) income per limited
  partnership unit                           $ (1.20)     $503.09      $ (5.65)     $503.02

Distributions per limited partnership
  unit                                         $ --       $425.27       $ --        $425.27

                See Accompanying Notes to Financial Statements

                            SHELTER PROPERTIES VI
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          42,324         $ 2        $42,324    $42,326

Partners' capital (deficiency)
   at December 31, 2004                 42,324        $ 200       $(3,254)   $(3,054)

Net loss for the nine months
   ended September 30, 2005                 --            (2)        (239)      (241)

Partners' capital (deficiency)
   at September 30, 2005                42,324        $ 198       $(3,493)   $(3,295)

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                       2005      2004
Cash flows from operating activities:
  Net (loss) income                                                 $ (241)     $21,505
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                      417          863
     Amortization of loan costs                                         34           46
     Gain from sale of discontinued operations                          --      (24,356)
     Loss on early extinguishment of debt                               --        2,727
     Change in accounts:
      Receivables and deposits                                           9           21
      Other assets                                                     (19)         (54)
      Accounts payable                                                  25           55
      Tenant security deposit liabilities                                8          (46)
      Accrued property taxes                                             3          (25)
      Due to affiliates                                                  9           86
      Other liabilities                                                (32)        (410)
           Net cash provided by operating activities                   213          412

Cash flows from investing activities:
  Property improvements and replacements                              (352)        (317)
  Net withdrawals from restricted escrows                               55           85
  Proceeds from sale of discontinued operations                         --       31,038
           Net cash (used in) provided by investing activities        (297)      30,806

Cash flows from financing activities:
  Repayment of mortgage note payable                                    --      (10,091)
  Payments on mortgage notes payable                                  (182)        (366)
  Prepayment penalty paid                                               --       (2,457)
  Distributions to partners                                             --      (18,000)
  Advances from affiliate                                              138          250
  Repayment of advances from affiliate                                 (30)        (250)
           Net cash used in financing activities                       (74)     (30,914)

Net (decrease) increase in cash and cash equivalents                  (158)         304
Cash and cash equivalents at beginning of period                       269          255

Cash and cash equivalents at end of period                          $ 111        $ 559

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 338        $ 846

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                                 $ 61        $ 25

Included in property  improvements  and  replacements  for the nine months ended
September  30,  2005  and  2004  are   approximately   $42,000  and  $66,000  of
improvements  which were  included in accounts  payable at December 31, 2004 and
2003, respectively.

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Carriage House Apartments as income (loss) from discontinued operations. The operations of River Reach Apartments for the three and nine months ended September 30, 2004 are also reflected as loss from discontinued operations due to its sale to a third party in August 2004. On October 26, 2005, the Partnership sold Carriage House Apartments to a third party (see Note F). In accordance with SFAS No. 144, the assets and liabilities of Carriage House Apartments have been classified as held for sale at September 30, 2005 on the accompanying balance sheet.

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

                                                               Nine Months Ended
                                                                September 30,
                                                             2005          2004
                                                                (in thousands)
     Net cash provided by operating activities              $ 213          $ 412
       Payments on mortgage notes payable                     (182)          (366)
       Property improvements and replacements                 (352)          (317)
       Change in restricted escrows, net                        55             85
       Changes in reserves for net operating
         liabilities                                            (3)           373
       Additions to operating reserves                          --           (187)

     Net cash used in operations                            $ (269)        $ --

The Corporate  General Partner reserved  approximately  $187,000 during the nine
months  ended   September  30,  2004  to  fund  capital   improvements   at  the
Partnership's investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $95,000 and $199,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $91,000 and $134,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties, and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $30,000 and $5,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At September 30, 2005, approximately $8,000 was owed to affiliates for unpaid reimbursements and is included in due to affiliates.

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

During the nine months ended September 30, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $138,000 and $250,000, respectively, to cover capital expenditures and operating expenses at Village Gardens Apartments and Rocky Creek Apartments and additional costs related to the sale of Nottingham Square Apartments, respectively. Interest is accrued at the prime rate plus 1% (7.75% at September 30, 2005). Interest expense on these advances was approximately $1,000 and $3,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, the Partnership made payments of approximately $30,000 and $250,000, respectively, on the outstanding advances. At September 30, 2005, the amount of outstanding advances and associated accrued interest due to an affiliate of the Corporate General Partner was approximately $109,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Disposition of Investment Property

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for approximately $31,683,000. After payment of closing costs of approximately $645,000, the net proceeds received by the Partnership were approximately
$31,038,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,091,000. The sale of the property resulted in a gain of approximately $24,356,000 for the three and nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,727,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations. The results of the property's operations for the three and nine months ended September 30, 2004 of approximately $2,000 and $78,000, respectively, are included in income (loss) from discontinued operations and include revenues of approximately $465,000 and $1,891,000, respectively. The loss from discontinued operations for the nine months ended September 30, 2005 includes income of approximately $13,000 as a result of the collection of tenant receivables.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Note F - Subsequent Events

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party for a gross sale price of approximately $3,500,000. The net proceeds realized by the Partnership were approximately $3,447,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $1,766,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership distributed approximately $1,088,000 of the net proceeds to the limited partners ($25.71 per limited partnership unit). As a result of the sale, the Partnership expects to record a gain of approximately $1,726,000 and a loss on the early extinguishment of debt of approximately $40,000 during the fourth quarter of 2005. The property's operations, income of approximately $12,000 and loss of approximately $42,000 for the three and nine months ended September 30, 2005, respectively, and income of approximately $1,000 and loss of approximately $25,000 for the three and nine months ended September 30, 2004, respectively, are shown as income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately $178,000 and $543,000 for the three and nine months ended September 30, 2005, respectively, and approximately $177,000 and $541,000 for the three and nine months ended September 30, 2004, respectively.

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Rocky Creek Apartments to a third party for a purchase price of approximately $4,450,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage note payable and investment property for Rocky Creek Apartments are approximately $2,182,000 and $1,791,000, respectively. The operating results of Rocky Creek Apartments for the three and nine months ended September 30, 2005 were income of approximately $5,000 and $12,000, respectively, which included revenues of approximately $218,000 and $634,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were income of approximately $31,000 and $117,000, respectively, which included revenues of approximately $218,000 and $656,000, respectively.

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

The Partnership's investment properties consist of three apartment complexes, one of which is classified as held for sale at September 30, 2005 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining properties for each of the nine months ended September 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Rocky Creek Apartments (1)
         Augusta, Georgia                              92%            95%

       Village Gardens Apartments (2)
         Fort Collins, Colorado                        87%            84%

(1) The Corporate General Partner attributes the decrease in average occupancy at Rocky Creek Apartments to recent military deployments in the Augusta area.

(2) The Corporate General Partner attributes the increase in average occupancy at Village Gardens Apartments to competitive pricing and increased resident retention efforts.

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

Results of Operations

The Partnership realized a net loss of approximately $52,000 and $241,000 for the three and nine months ended September 30, 2005, respectively, compared to net income of approximately $21,508,000 and $21,505,000 for the three and nine months ended September 30, 2004, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Carriage House Apartments as income
(loss) from discontinued operations. The operations of River Reach Apartments for the three and nine months ended September 30, 2004 are also reflected as loss from discontinued operations due to its sale to a third party in August 2004. The Partnership sold Carriage House Apartments to a third party on October 26, 2005. In accordance with SFAS No. 144, the assets and liabilities of Carriage House Apartments have been classified as held for sale at September 30, 2005.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for approximately $31,683,000. After payment of closing costs of approximately $645,000, the net proceeds received by the Partnership were approximately
$31,038,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $10,091,000. The sale of the property resulted in a gain of approximately $24,356,000 for the three and nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,727,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations. The results of the property's operations for the three and nine months ended September 30, 2004 of approximately $2,000 and $78,000, respectively, are included in income (loss) from discontinued operations and include revenues of approximately $465,000 and $1,891,000, respectively. The loss from discontinued operations for the nine months ended September 30, 2005 includes income of approximately $13,000 as a result of the collection of tenant receivables.

The operations of Carriage House Apartments, income of approximately $12,000 and loss of approximately $42,000 for the three and nine months ended September 30, 2005, respectively, and income of approximately $1,000 and loss of approximately $25,000 for the three and nine months ended September 30, 2004, respectively, are shown as income (loss) from discontinued operations. Included in income
(loss) from discontinued operations are revenues of approximately $178,000 and $543,000 for the three and nine months ended September 30, 2005, respectively, and approximately $177,000 and $541,000 for the three and nine months ended September 30, 2004, respectively.

The Partnership recognized a loss from continuing operations of approximately $64,000 and $212,000 for the three and nine months ended September 30, 2005, respectively, compared to a loss from continuing operations of approximately $124,000 and $177,000 for the three and nine months ended September 30, 2004, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2005 is due to a decrease in total expenses and an increase in total revenues. The increase in loss from continuing operations for the nine months ended September 30, 2005 is due to an increase in total expenses and a decrease in total revenues. The decrease in total expenses for the three months ended September 30, 2005 is due to decreases in both operating and general and administrative expenses, partially offset by increases in both depreciation and interest expense. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in both operating and interest expense, partially offset by a decrease in general and administrative expenses. Depreciation expense remained relatively consistent for the nine months ended September 30, 2005. Property tax expense remained relatively constant for both the three and nine months ended September 30, 2005. The decrease in operating expenses for the three months ended September 30, 2005 is primarily due to a decrease in advertising expense at Village Gardens Apartments. The increase in depreciation expense for the three months ended September 30, 2005 is due to property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months. The increase in operating expenses for the nine months ended September 30, 2005 is due to increases in payroll related expenses at both of the Partnership's investment properties, contract maintenance expense at Rocky Creek Apartments and utility expenses at Village Gardens Apartments. Interest expense increased for both periods primarily due to an increase in the interest rate on the variable rate mortgage encumbering Rocky Creek Apartments, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. General and administrative expenses decreased for both the three and nine months ended September 30, 2005 due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement primarily as a result of the 2004 sale of River Reach Apartments. Also included in general and administrative expenses for both the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended September 30, 2005 is due to an increase in rental income, partially offset by a decrease in other income. The decrease in total revenues for the nine months ended September 30, 2005 is due to a decrease in other income, partially offset by an increase in rental income. The increase in rental income for the three months ended September 30, 2005 is primarily due to the increases in occupancy at Village Gardens Apartments and the average rental rate at Rocky Creek Apartments, partially offset by a decrease in the average rental rate at Village Gardens Apartments. The increase in rental income for the nine months ended September 30, 2005 is primarily due to the increases in occupancy at Village Gardens Apartments and the average rental rate at Rocky Creek Apartments and reduced bad debt expense at both properties, partially offset by the decreases in occupancy at Rocky Creek Apartments and the average rental rate at Village Gardens Apartments. The decrease in other income for both periods is primarily due to a decrease in lease cancellation fees at Rocky Creek Apartments.

Liquidity and Capital Resources

At September 30, 2005 the Partnership had cash and cash equivalents of approximately $111,000, compared to approximately $559,000 at September 30, 2004. Cash and cash equivalents decreased approximately $158,000, from December 31, 2004, due to approximately $297,000 and $74,000 of cash used in investing and financing activities, respectively, partially offset by approximately
$213,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from an escrow account maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and payments on advances from an affiliate of the Corporate General Partner, partially offset by advances received from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $87,000 in capital improvements at Rocky Creek Apartments, consisting primarily of recreation facility upgrades and floor covering replacement. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Carriage House Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $199,000 in capital improvements at Carriage House Apartments, consisting primarily of exterior painting, heating and air conditioning upgrades, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership sold Carriage House Apartments to a third party on October 26, 2005.

Village Gardens Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $85,000 in capital improvements at Village Gardens Apartments, consisting primarily of interior improvements and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Village Gardens Apartments of approximately $3,958,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized. The mortgage encumbering Rocky Creek Apartments of approximately $2,182,000 has a maturity date of September 15, 2007, at which time a balloon payment of approximately $2,068,000 is due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek Apartments loan for another five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Rocky Creek Apartments to a third party for a purchase price of approximately $4,450,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage note payable and investment property for Rocky Creek Apartments are approximately $2,182,000 and $1,791,000, respectively. The operating results of Rocky Creek Apartments for the three and nine months ended September 30, 2005 were income of approximately $5,000 and $12,000, respectively, which included revenues of approximately $218,000 and $634,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were income of approximately $31,000 and $117,000, respectively, which included revenues of approximately $218,000 and $656,000, respectively.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands except per unit data):

                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2005             Unit             2004             Unit

Operations               $ --             $ --           $   100          $  2.34
Sale (1)                   --               --            17,900           422.93
                         $ --             $ --           $18,000          $425.27

 (1) Proceeds from the sale of River Reach Apartments in August 2004.

Subsequent to September 30, 2005 the Partnership distributed approximately $1,088,000 to the limited partners ($25.71 per limited partnership unit) from proceeds from the sale of Carriage House Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit additional distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: November 14, 2005

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

                   (i) Purchase and Sale Contract between Shelter VI Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

                   (j) First Amendment to Purchase and Sale Contract - Carriage House Apartments, dated June 7, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

                   (k) Second Amendment to Purchase and Sale Contract - Carriage House Apartments, dated July 7, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

                   (l) Third Amendment to Purchase and Sale Contract - Carriage House Apartments, dated July 26, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

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

Date: November 14, 2005

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

Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter   Realty  VI
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.