Form 10KSB
period 2005-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2006-03-30
CIK 730013

__________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-13261

SHELTER PROPERTIES VI

(Name of small business issuer in its charter)

South Carolina	57-0755618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $2,455,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983.  The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real-estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO.

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

The Partnership is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership invested approximately $30,300,000 in eight existing apartment properties. The Partnership sold three of its properties and lost one property to foreclosure prior to 2004. During the year ended December 31, 2004, the Partnership sold River Reach Apartments to a third party. During the year ended December 31, 2005, the Partnership sold Carriage House Apartments to a third party. The Partnership continues to own and operate two of these properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings.  Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties.  The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable.  If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party for a gross sale price of approximately $3,500,000. The net proceeds realized by the Partnership were approximately $3,447,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $1,766,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $1,772,000 as a result of the sale during the year ended December 31, 2005. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $40,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for a gross sale price of approximately $31,683,000.  The net proceeds received by the Partnership were approximately $31,038,000 after payment of closing costs of approximately $645,000. The Partnership used approximately $10,091,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $24,597,000 as a result of the sale during the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,727,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Rocky Creek
Apartments	$ 5,171	$ 3,409	5-35 yrs	SL	$ 582

Village Gardens
Apartments	5,150	3,388	5-30 yrs	SL	1,058

	$10,321	$ 6,797			$1,640

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

Rocky Creek
Apartments
1st mortgage	$ 2,168	(1)	30 years	9/15/07	$ 2,068

Village Gardens
Apartments
1st mortgage	3,922	7.22% (2)	20 years	01/01/21	--
	$ 6,090				$ 2,068

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

(2)

Fixed rate mortgage.

See “Note B- Mortgage Notes Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2005 and 2004 for each property are as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy
	2005	2004	2005	2004

Rocky Creek Apartments (1)	$7,200	$7,116	92%	95%
Village Gardens
Apartments (2)	7,215	7,383	90%	85%

(1)

The Corporate General Partner attributes the decrease in average occupancy at Rocky Creek Apartments to increased competition in the Augusta area.

(2)

The Corporate General Partner attributes the increase in average occupancy at Village Gardens Apartments to competitive pricing, improved economic conditions and increased resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No individual tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Rocky Creek Apartments	$ 27	2.78%
Village Gardens Apartments	49	8.64%

Capital Improvements

Rocky Creek Apartments

During the year ended December 31, 2005, the Partnership completed approximately $103,000 of capital improvements at the property, consisting primarily of recreational facility upgrades, sewer upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Carriage House Apartments

During the year ended December 31, 2005 the Partnership completed approximately $269,000 of capital improvements at the property, consisting primarily of exterior painting, heating and air conditioning upgrades, and floor covering replacement.  These improvements were funded from replacement reserves, operating cash flow and advances from an affiliate of the Corporate General Partner.  The Partnership sold Carriage House Apartments to a third party on October 26, 2005.

Village Gardens Apartments

During the year ended December 31, 2005, the Partnership completed approximately $121,000 of capital improvements at the property, consisting primarily of recreational facility upgrades, interior improvements and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units (the "Units") aggregating $42,324,000, inclusive of 100 Units purchased by the Corporate General Partner. At December 31, 2005, the Partnership had 1,493 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 28,435 Units or 67.18% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Operations	$ --	$ --	$ 100	$ 2.34
Sale (1)	--	--	17,900	422.93
Sale (2)	1,088	25.71	--	--
	$ 1,088	$ 25.71	$18,000	$425.27

 (1)

Proceeds from the August 2004 sale of River Reach Apartments.

(2)

Proceeds from the October 2005 sale of Carriage House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners in during 2006 or subsequent periods. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 Units in the Partnership representing 67.18% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized net income of approximately $2,043,000 for the year ended December 31, 2005 compared to net income of approximately $21,682,000 for the year ended December 31, 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Carriage House Apartments as loss from discontinued operations. The operations of River Reach Apartments for the year ended December 31, 2004 are also reflected as loss from discontinued operations due to its sale to a third party in August 2004.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party for a gross sale price of approximately $3,500,000. The net proceeds realized by the Partnership were approximately $3,447,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $1,766,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $1,772,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations on the statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $40,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $109,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $582,000 and $728,000 for the years ended December 31, 2005 and 2004, respectively.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for a gross sale price of approximately $31,683,000.  The net proceeds received by the Partnership were approximately $31,038,000 after payment of closing costs of approximately $645,000. The Partnership used approximately $10,091,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $24,597,000 as a result of the sale during the year ended December 31, 2004, which is included in gain from sale of discontinued operations on the statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,727,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $2,650,000 for the year ended December 31, 2004 are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $1,895,000 for the year ended December 31, 2004.  The loss from discontinued operations for the year ended December 31, 2005 includes income of approximately $13,000 as a result of the collection of tenant receivables.

The additional gain from sale of discontinued operations recognized during the year ended December 31, 2005 is the result of the reversal of sale commissions accrued related to the sales of three of the Partnership’s properties in previous years.  Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sales of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002 and River Reach Apartments in August 2004, the Partnership accrued approximately $658,000 in combined fees.  At December 31, 2005, the limited partners had not received their return.  During the year ended December 31, 2005, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with future property sales or financings.  Therefore, the Corporate General Partner reversed the real estate commissions previously accrued associated with the sales of these properties.

The Partnership recognized a loss from continuing operations of approximately $291,000 for the year ended December 31, 2005, compared to a loss from continuing operations of approximately $237,000 for the year ended December 31, 2004. The increase in loss from continuing operations is due to an increase in total expenses and a decrease in total revenues.  The increase in total expenses is due to increases in both operating and interest expenses, partially offset by a decrease in general and administrative expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods.  The increase in operating expenses is due to increases in payroll related expenses at both of the Partnership’s investment properties, and utility and clean up expenses related to minor storm damage at Village Gardens Apartments.  Interest expense increased due to an increase in the interest rate on the variable rate mortgage encumbering Rocky Creek Apartments, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans. General and administrative expenses decreased primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement primarily as a result of the 2004 sale of River Reach Apartments.  Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to a decrease in other income, partially offset by an increase in rental income. The decrease in other income is primarily due to a decrease in lease cancellation fees at both of the Partnership’s investment properties. The increase in rental income is primarily due to the increases in occupancy at Village Gardens Apartments and the average rental rate at Rocky Creek Apartments and reduced bad debt expense at both properties, partially offset by the decreases in occupancy at Rocky Creek Apartments and the average rental rate at Village Gardens Apartments.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $499,000 compared to approximately $269,000 at December 31, 2004. The increase in cash and cash equivalents of approximately $230,000 is due to approximately $3,074,000 and $247,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $3,091,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Carriage House Apartments and net withdrawals from escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements.  Cash used in financing activities consisted of the repayment of the mortgage encumbering Carriage House Apartments, principal payments made on the mortgages encumbering the Partnership’s properties, distributions paid to partners, and payments on advances from an affiliate of the Corporate General Partner, partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Village Gardens Apartments of approximately $3,922,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized. The mortgage encumbering Rocky Creek Apartments of approximately $2,168,000 has a maturity date of September 15, 2007, at which time a balloon payment of approximately $2,068,000 is due. The Corporate General Partner has the option to extend the maturity on the Rocky Creek Apartments loan for five years. After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Operations	$ --	$ --	$ 100	$ 2.34
Sale (1)	--	--	17,900	422.93
Sale (2)	1,088	25.71	--	--
	$ 1,088	$ 25.71	$18,000	$425.27

 (1)

Proceeds from the August 2004 sale of River Reach Apartments.

 (2)

Proceeds from the October 2005 sale of Carriage House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties VI

We have audited the accompanying balance sheet of Shelter Properties VI as of December 31, 2005, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SHELTER PROPERTIES VI

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 499
Receivables and deposits		65
Other assets		193
Investment properties (Notes B, E, and F):
Land	$ 588
Buildings and related personal property	9,733
	10,321
Less accumulated depreciation	(6,797)	3,524
		$ 4,281

Liabilities and Partners' Capital (Deficiency)

Liabilities
Accounts payable		$ 53
Tenant security deposit liabilities		39
Accrued property taxes		52
Other liabilities		146
Mortgage notes payable (Note B)		6,090

Partners' Capital (Deficiency)
General partners	$ 220
Limited partners (42,324 units issued and outstanding)	(2,319)	(2,099)
		$ 4,281

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:		(Restated)
Rental income	$ 1,697	$ 1,665
Other income	176	224
Total revenues	1,873	1,889

Expenses:
Operating	1,122	1,028
General and administrative	161	250
Depreciation	388	383
Interest	411	382
Property taxes	82	83
Total expenses	2,164	2,126

Loss from continuing operations	(291)	(237)
Loss from discontinued operations (Notes A and F)	(96)	(2,678)
Gain from sale of discontinued operations (Note F)	2,430	24,597
Net income (Note C)	$ 2,043	$21,682

Net income allocated to general partners	$ 20	$ 217
Net income allocated to limited partners	2,023	21,465
	$ 2,043	$21,682

Per limited partnership unit:
Loss from continuing operations	$ (6.81)	$ (5.54)
Loss from discontinued operations	(2.24)	(62.64)
Gain from sale of discontinued operations	56.85	575.34
Net income	$ 47.80	$507.16

Distributions per limited partnership unit	$ 25.71	$425.27

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$ 42,324	$ 42,326

Partners' deficit at
December 31, 2003	42,324	$ (16)	$ (6,720)	$ (6,736)

Distributions to partners	--	(1)	(17,999)	(18,000)

Net income for the year ended
December 31, 2004	--	217	21,465	21,682

Partners' capital (deficiency) at
December 31, 2004	42,324	200	(3,254)	(3,054)

Distributions to partners	--	--	(1,088)	(1,088)

Net income for the year ended
December 31, 2005	--	20	2,023	2,043

Partners' capital (deficiency) at
December 31, 2005	42,324	$ 220	$ (2,319)	$ (2,099)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 2,043	$21,682
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	516	1,013
Amortization of loan costs	42	58
Gain from sale of discontinued operations	(2,430)	(24,597)
Loss on early extinguishment of debt	40	2,727
Change in accounts:
Receivables and deposits	86	8
Other assets	37	(29)
Accounts payable	27	(29)
Tenant security deposit liabilities	(3)	(49)
Accrued property taxes	(45)	6
Due to affiliates	--	83
Other liabilities	(66)	(400)
Net cash provided by operating activities	247	473
Cash flows from investing activities:
Property improvements and replacements	(535)	(609)
Net withdrawals from restricted escrows	162	85
Net proceeds from sale of discontinued operations	3,447	31,038
Net cash provided by investing activities	3,074	30,514
Cash flows from financing activities:
Repayment of mortgage notes payable	(1,766)	(10,091)
Payments on mortgage notes payable	(237)	(425)
Prepayment penalty paid	--	(2,457)
Distributions to partners	(1,088)	(18,000)
Advances from affiliate	163	250
Payments on advances from affiliate	(163)	(250)
Net cash used in financing activities	(3,091)	(30,973)
Net increase in cash and cash equivalents	230	14
Cash and cash equivalents at beginning of year	269	255

Cash and cash equivalents at end of year	$ 499	$ 269
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 437	$ 940
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 42

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTE TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates two apartment properties located in Georgia and Colorado at December 31, 2005.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2004 has been restated to reflect the operations of Carriage House Apartments as loss from discontinued operations. The Partnership sold Carriage House Apartments to a third party in October 2005 (see "Note F" for further discussion).

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.  The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves.  In the following notes to financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. As required by the Partnership Agreement, the following is a reconciliation of "Net cash from  operating activities" in the accompanying statement of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Years Ended December 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$ 247	$ 473
Payments on mortgage notes payable	(237)	(425)
Property improvements and replacements	(535)	(609)
Change in restricted escrows, net	162	85
Changes in reserves for net operating
liabilities	(36)	410
Net cash used in operations	$ (399)	$ (66)

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

The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the years ending December 31, 2005 and 2004 were an increase of approximately $36,000 and a decrease of approximately $410,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $493,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987.  As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $230,000, less accumulated amortization of approximately $101,000, are included in other assets and are being amortized over the terms of the related loan agreements.  Amortization expense for 2005 and 2004 was approximately $42,000 and $58,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $28,000 in 2006, $22,000 in 2007 and approximately $6,000 for each of the years 2008 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense and loss from discontinued operations, was approximately $91,000 and $117,000 for the years ended December 31, 2005 and 2004, respectively.

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

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Rocky Creek Apartments
1st mortgage	$ 2,168	$ 10	(2)	09/15/07	$ 2,068

Village Gardens Apartments Apartments
1st mortgage	3,922	36	7.22% (1)	01/01/21	--

	$ 6,090	$ 46			$ 2,068

(1)

Fixed rate mortgage.

(2)

Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points.  The rate at December 31, 2005 was 5.13%.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The note on Village Gardens Apartments includes a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 209
2007	2,269
2008	172
2009	185
2010	199
Thereafter	3,056
$ 6,090

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2005	2004

Net income as reported	$ 2,043	$21,682
Add (deduct):
Depreciation differences	243	457
Change in prepaid rental income	(44)	(67)
Gain on disposal	3	3,196
Other	(61)	(459)

Federal taxable income	$ 2,184	$24,809

Federal taxable income per limited partnership
unit	$ 51.08	$580.09

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(2,099)
Land and buildings	284
Accumulated depreciation	(2,168)
Syndication	5,286
Other	(268)

Net assets - tax basis	$ 1,035

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $122,000 and $231,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $123,000 and $191,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties, and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for each of the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $38,000. At December 31, 2005, approximately $6,000 was owed to affiliates for unpaid reimbursements and is included in other liabilities. These unpaid reimbursements were paid subsequent to December 31, 2005.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sales of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002 and River Reach Apartments in August 2004, the Partnership accrued approximately $658,000 in combined fees.  At December 31, 2005, the limited partners had not received their return.  During the year ended December 31, 2005, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with future property sales or financings.  Therefore, the Corporate General Partner reversed the real estate commissions previously accrued associated with the sales of these properties, which is included in gain from sale of discontinued operations.

During the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $163,000 to cover capital expenditures and operating expenses at all three of its investment properties. During the year ended December 31, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments.  Interest accrued at the prime rate plus 1%. Interest expense on these advances was approximately $2,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Partnership repaid these advances and the associated accrued interest with proceeds from the sales of Carriage House Apartments and River Reach Apartments, respectively. At December 31, 2005, there were no outstanding advances or accrued interest due to an affiliate of the Corporate General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Rocky Creek Apartments	$ 2,168	$ 168	$ 3,821	$ 1,182
Village Gardens
Apartments	3,922	420	3,050	1,680

Totals	$ 6,090	$ 588	$ 6,871	$ 2,862

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
Rocky Creek Apartments
Augusta, Georgia	$ 168	$ 5,003	$ 5,171	$ 3,409	1979	06/29/84	5-35 yrs

Village Gardens Apartments
Fort Collins, Colorado	420	4,730	5,150	3,388	1974	03/01/85	5-30 yrs
Totals	$ 588	$ 9,733	$10,321	$ 6,797

Reconciliation of "investment properties and accumulated depreciation" (in thousands):

	Years Ended
	December 31,
	2005	2004
Investment Properties
Balance at beginning of year	$ 14,994	$ 31,080
Property improvements	493	585
Sales of investment properties	(5,166)	(16,671)
Balance at end of year	$ 10,321	$ 14,994

Accumulated Depreciation

Balance at beginning of year	$ 9,799	$ 19,370
Additions charged to expense	516	1,013
Sales of investment properties	(3,518)	(10,584)
Balance at end of year	$ 6,797	$ 9,799

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $10,605,000 and $15,392,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $8,965,000 and $13,014,000, respectively.

Note F – Disposition of Investment Properties

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party for a gross sale price of approximately $3,500,000. The net proceeds realized by the Partnership were approximately $3,447,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $1,766,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $1,772,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $40,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $109,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $582,000 and $728,000 for the years ended December 31, 2005 and 2004, respectively.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party for a gross sale price of approximately $31,683,000.  The net proceeds received by the Partnership were approximately $31,038,000 after payment of closing costs of approximately $645,000. The Partnership used approximately $10,091,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $24,597,000 as a result of the sale during the year ended December 31, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,727,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $2,650,000 for the year ended December 31, 2004 are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $1,895,000 for the year ended December 31, 2004.  The loss from discontinued operations for the year ended December 31, 2005 includes income of approximately $13,000 as a result of the collection of tenant receivables.

Note G – Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.     Changes in and Disagreements with Accountants on Accounting and

Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The corporate general partner is Shelter Realty VI Corporation (the "Corporate General Partner"). The names and ages of, as well as the position and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding  is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2005.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $122,000 and $231,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations on the statement of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $123,000 and $191,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties and gain from sale of discontinued operations on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for each of the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $38,000. At December 31, 2005, approximately $6,000 was owed to affiliates for unpaid reimbursements and is included in other liabilities on the balance sheet included in “Item 7. Financial Statements”. These unpaid reimbursements were paid subsequent to December 31, 2005.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sales of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002 and River Reach Apartments in August 2004, the Partnership accrued approximately $658,000 in combined fees.  At December 31, 2005, the limited partners had not received their return.  During the year ended December 31, 2005, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with future property sales or financings.  Therefore, the Corporate General Partner reversed the real estate commissions previously accrued associated with the sales of these properties, which is included in gain from sale of discontinued operations on the statement of operations included in “Item 7. Financial Statements”.

During the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $163,000 to cover capital expenditures and operating expenses at all three of its investment properties. During the year ended December 31, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $250,000 to cover additional costs related to the sale of Nottingham Square Apartments.  Interest accrued at the prime rate plus 1%. Interest expense on these advances was approximately $2,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Partnership repaid these advances and the associated accrued interest with proceeds from the sales of Carriage House Apartments and River Reach Apartments, respectively. At December 31, 2005, there were no outstanding advances or accrued interest due to an affiliate of the Corporate General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 Units in the Partnership representing 67.18% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $47,000 and $48,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $14,000 and $15,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
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

(j)

First Amendment to Purchase and Sale Contract – Carriage House Apartments, dated June 7, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

(k)

Second Amendment to Purchase and Sale Contract – Carriage House Apartments, dated July 7, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

(l)

Third Amendment to Purchase and Sale Contract – Carriage House Apartments, dated July 26, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

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

Date: March 29, 2006

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

Date: March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VI Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.