Form 10QSB
period 2006-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2006-05-12
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 410
Receivables and deposits		65
Other assets		218
Investment properties:
Land	$ 588
Buildings and related personal property	9,811
	10,399
Less accumulated depreciation	(6,897)	3,502
		$ 4,195

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 139
Tenant security deposit liabilities		38
Accrued property taxes		48
Other liabilities		110
Mortgage notes payable		6,039

Partners' Capital (Deficiency)
General partners	$ 219
Limited partners (42,324 units issued and
outstanding)	(2,398)	(2,179)
		$ 4,195

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 424	$ 404
Other income	41	49
Total revenues	465	453

Expenses:
Operating	296	240
General and administrative	35	32
Depreciation	100	95
Interest	108	99
Property taxes	18	22
Total expenses	557	488

Loss from continuing operations	(92)	(35)
Income (loss) from discontinued operations (Note A)	12	(18)
Net loss	$ (80)	$ (53)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(79)	(52)
	$ (80)	$ (53)
Per limited partnership unit:
Loss from continuing operations	$(2.15)	$(0.80)
Income (loss) from discontinued operations	0.28	(0.43)
Net loss per limited partnership unit	$(1.87)	$(1.23)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$42,324	$42,326

Partners' capital (deficiency)
at December 31, 2005	42,324	$ 220	$(2,319)	$(2,099)

Net loss for the three months
ended March 31, 2006	--	(1)	(79)	(80)

Partners' capital (deficiency)
at March 31, 2006	42,324	$ 219	$(2,398)	$(2,179)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (80)	$ (53)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	100	158
Amortization of loan costs	7	11
Change in accounts:
Receivables and deposits	--	23
Other assets	(32)	(20)
Accounts payable	41	18
Tenant security deposit liabilities	(1)	--
Accrued property taxes	(4)	(39)
Due to affiliates	--	8
Other liabilities	(36)	(53)
Net cash (used in) provided by operating activities	(5)	53

Cash flows used in investing activities:
Property improvements and replacements	(33)	(151)

Cash flows from financing activities:
Payments on mortgage notes payable	(51)	(60)
Advances from affiliate	--	30
Net cash used in financing activities	(51)	(30)

Net decrease in cash and cash equivalents	(89)	(128)
Cash and cash equivalents at beginning of period	499	269
Cash and cash equivalents at end of period	$ 410	$ 141

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 101	$ 106
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 45	$ 8

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Carriage House Apartments as loss from discontinued operations. The Partnership sold Carriage House Apartments to a third party in October 2005. The property’s operations, loss of approximately $32,000 for the three months ended March 31, 2005, are included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations are the collection of a payroll related refund of approximately $12,000 related to Carriage House during the three months ended March 31, 2006 and the collection of tenant receivables of approximately $14,000 related to River Reach Apartments, which was sold during 2004, during the three months ended March 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Reconciliation of Cash Flows

The following, as required by the partnership agreement of the Partnership (the “Partnership Agreement”), is a reconciliation of "Net cash (used in) provided by operating activities" on the accompanying statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating activities	$ (5)	$ 53
Payments on mortgage notes payable	(51)	(60)
Property improvements and replacements	(33)	(151)
Changes in reserves for net operating
liabilities	32	63
Net cash used in operations	$ (57)	$ (95)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $32,000 for the three months ended March 31, 2006 and 2005 respectively, which are included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $19,000 and $24,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $3,000 and $9,000, respectively.

During the three months ended March 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $30,000 to cover capital expenditures and operating expenses at Carriage House Apartments.  Interest was charged at the prime rate plus 2%.  Interest expense on these advances was less than $1,000 for the three months ended March 31, 2005. The loan was completely repaid during 2005. There were no advances to the Partnership during the three months ended March 31, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $37,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Note E – Subsequent Event

Subsequent to March 31, 2006, the Partnership entered into a Purchase and Sale Contract to sell Rocky Creek Apartments to a third party for a purchase price of approximately $4,185,000. The anticipated closing date for the transaction is June 30, 2006. At March 31, 2006, the carrying amounts of the mortgage note payable and investment property for Rocky Creek Apartments are approximately $2,153,000 and $1,750,000, respectively. The operating results of Rocky Creek Apartments for the three months ended March 31, 2006 and 2005 were loss of approximately $23,000 and income of approximately $20,000, respectively, which included revenues of approximately $191,000 and $208,000, respectively.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Rocky Creek Apartments (1)
Augusta, Georgia	84%	91%

Village Gardens Apartments (2)
Fort Collins, Colorado	97%	82%

(1)

The Corporate General Partner attributes the decrease in average occupancy at Rocky Creek Apartments to increased home purchases and military transfers from the Augusta area.

(2)

The Corporate General Partner attributes the increase in average occupancy at Village Gardens Apartments to recent capital improvements and increased resident retention efforts.

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

Results of Operations

The Partnership realized a net loss of approximately $80,000 for the three months ended March 31, 2006 compared to a net loss of approximately $53,000 for the three months ended March 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2005 has been restated to reflect the operations of Carriage House Apartments as loss from discontinued operations due to the property’s sale in October 2005. The loss from discontinued operations for the three months ended March 31, 2005 also includes the operations of River Reach Apartments which sold in August 2004.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party. The results of the property’s operations for the three months ended March 31, 2005, a loss of approximately $32,000, are included in income (loss) from discontinued operations and include revenues of approximately $178,000.  The income from discontinued operations for the three months ended March 31, 2006 is a result of the collection of a payroll related refund.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The loss from discontinued operations for the three months ended March 31, 2005 includes income of approximately $14,000 due to the collection of tenant receivables.

The Partnership recognized a loss from continuing operations of approximately $92,000 for the three months ended March 31, 2006, compared to a loss from continuing operations of approximately $35,000 for the three months ended March 31, 2005. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in operating and interest expenses. Depreciation, property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased due to increases in utilities and salaries and related benefits at both of the Partnership’s investment properties. Interest expense increased primarily due to an increase in the interest rate on the variable rate mortgage encumbering Rocky Creek Apartments. Included in general and administrative expenses for both the three months ended March 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to increases in occupancy at Village Gardens Apartments and the average rental rate at Rocky Creek Apartments, partially offset by decreases in occupancy at Rocky Creek Apartments and the average rental rate at Village Gardens Apartments. Other income decreased primarily due to decreases in corporate housing revenue at Rocky Creek Apartments and lease cancellation fees at both of the Partnership’s properties.

Liquidity and Capital Resources

At March 31, 2006 the Partnership had cash and cash equivalents of approximately $410,000 compared to approximately $141,000 at March 31, 2005. Cash and cash equivalents decreased approximately $89,000, from December 31, 2005, due to approximately $51,000, $33,000 and $5,000 of cash used in financing, investing and operating activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $33,000 in capital improvements at Rocky Creek Apartments consisting primarily of fencing and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village Gardens Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $45,000 in capital improvements at Village Gardens Apartments consisting primarily of exterior improvements, fitness equipment and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage encumbering Village Gardens Apartments of approximately $3,886,000 matures in January 2021 at which time the mortgage is scheduled to be fully amortized.  The mortgage encumbering Rocky Creek Apartments of approximately $2,153,000 has a maturity date of September 15, 2007, at which time a balloon payment of approximately $2,068,000 is due.  The Corporate General Partner has the option to extend the maturity on the Rocky Creek Apartments loan for five years.  After that period the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

Subsequent to March 31, 2006, the Partnership entered into a Purchase and Sale Contract to sell Rocky Creek Apartments to a third party for a purchase price of approximately $4,185,000. The anticipated closing date for the transaction is June 30, 2006. At March 31, 2006, the carrying amounts of the mortgage note payable and investment property for Rocky Creek Apartments are approximately $2,153,000 and $1,750,000, respectively. The operating results of Rocky Creek Apartments for the three months ended March 31, 2006 and 2005 were loss of approximately $23,000 and income of approximately $20,000, respectively, which included revenues of approximately $191,000 and $208,000, respectively.

There were no distributions made to the partners during the three months ended March 31, 2006 and 2005.  Subsequent to March 31, 2006, the Partnership distributed approximately $180,000 to the limited partners ($4.25 per limited partnership unit) from proceeds from the August 2004 sale of River Reach Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit additional distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: May 12, 2006

SHELTER PROPERTIES VI

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3

See Exhibit 4 (a)

4

(a)

Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated March 22, 1984 contained in Amendment No. 1 to Registration Statement No. 2-86995, of Registrant filed March 21, 1984 (the “Prospectus”) and incorporated herein by reference.)

(b)

Subscription Agreement and Signature Page (included as Exhibits 4 (A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

10(iii)

Contracts related to refinancings of debt:

(g)

Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments filed as Exhibit 10(iii)(g) to the Partnership’s Form 8-K Filed February 1, 2001 and incorporated herein by reference.

(h)

Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments.  Filed as Exhibit 10(iii)(h) to the Partnership’s Form 8-K filed February 1, 2001 and incorporated herein by reference.

(j)

Loan Agreement by and among Shelter Properties VI, and other affiliated partnerships, and GMAC Commercial Mortgage Corporation, a California corporation, to secure credit facility, dated September 16, 2002.  Filed as Exhibit 10(iii)(j) of the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(k)

Multifamily Note by and among Shelter Properties VI and GMAC Commercial Mortgage Corporation, a California corporation, to secure loan for Rocky Creek Apartments.  Filed as Exhibit 10(iii)(k) of the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.

10(iv)

Contracts related to disposition of properties:

(i)

Purchase and Sale Contract between Shelter VI Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005, filed with the Partnership Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

SHELTER PROPERTIES VI

EXHIBIT INDEX - CONTINUED

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VI Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.