Form 10QSB
period 2006-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2006-08-14
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 1,867
Receivables and deposits		211
Other assets		131
Investment property:
Land	$ 420
Buildings and related personal property	4,836
	5,256
Less accumulated depreciation	(3,499)	1,757
		$ 3,966

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 143
Tenant security deposit liabilities		27
Accrued property taxes		27
Other liabilities		161
Due to affiliates (Note D)		17
Mortgage note payable		3,849

Partners' Capital (Deficiency)
General partners	$ 240
Limited partners (42,324 units issued and
outstanding)	(498)	(258)
		$ 3,966

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 223	$ 214	$ 462	$ 426
Other income	36	33	71	67
Total revenues	259	247	533	493

Expenses:
Operating	208	165	374	295
General and administrative	37	45	72	77
Depreciation	56	51	111	102
Interest	71	73	143	146
Property taxes	12	14	27	28
Total expenses	384	348	727	648

Loss from continuing operations	(125)	(101)	(194)	(155)

Loss from discontinued
operations (Notes A and C)	(115)	(35)	(126)	(34)
Gain from sale of discontinued
operations (Note C)	2,341	--	2,341	--
Net income (loss)	$ 2,101	$ (136)	$ 2,021	$ (189)

Net income (loss) allocated to general
partners	$ 21	$ (1)	$ 20	$ (2)
Net income (loss) allocated to limited
partners	2,080	(135)	2,001	(187)

	$ 2,101	$ (136)	$ 2,021	$ (189)
Per limited partnership unit:
Loss from continuing operations	$ (2.93)	$ (2.36)	$ (4.54)	$ (3.62)
Loss from discontinued
operations	(2.70)	(0.83)	(2.95)	(0.80)
Gain from sale of discontinued
operations	54.77	--	54.77	--
Net income (loss) per limited partnership
unit	$ 49.14	$ (3.19)	$ 47.28	$ (4.42)
Distribution per limited partnership unit	$ 4.25	$ --	$ 4.25	$ --

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$42,324	$ 42,326

Partners' capital (deficiency)
at December 31, 2005	42,324	$ 220	$(2,319)	$ (2,099)

Distribution to partners	--	--	(180)	(180)

Net income for the six months
ended June 30, 2006	--	20	2,001	2,021

Partners' capital (deficiency)
at June 30, 2006	42,324	$ 240	$ (498)	$ (258)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 2,021	$ (189)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Gain from sale of discontinued operations	(2,341)	--
Depreciation	202	318
Amortization of loan costs	14	23
Loss on early extinguishment of debt	32	--
Change in accounts:
Receivables and deposits	(146)	(12)
Other assets	18	(7)
Accounts payable	82	61
Tenant security deposit liabilities	(12)	9
Accrued property taxes	(25)	(31)
Other liabilities	(41)	(38)
Due to affiliates	5	--
Net cash (used in) provided by operating activities	(191)	134

Cash flows from investing activities:
Property improvements and replacements	(146)	(233)
Net proceeds from sale of discontinued operations	4,114	--
Net withdrawals from restricted escrows	--	55
Net cash provided by (used in) investing activities	3,968	(178)

Cash flows from financing activities:
Payments on mortgage notes payable	(103)	(121)
Repayment of mortgage note payable	(2,138)	--
Advances from affiliate	12	30
Repayment of advances from affiliate	--	(30)
Distribution to partners	(180)	--
Net cash used in financing activities	(2,409)	(121)

Net increase (decrease) in cash and cash equivalents	1,368	(165)
Cash and cash equivalents at beginning of period	499	269
Cash and cash equivalents at end of period	$ 1,867	$ 104

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 213	$ 221

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 8	$ 32

Included in property improvements and replacements for the six months ended June 30, 2005 are approximately $42,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Rocky Creek Apartments as loss from discontinued operations due to its sale on June 30, 2006 (see Note C). The accompanying statements of operations also reflect the operations of Carriage House Apartments, which was sold in October 2005 and River Reach Apartments, which was sold during 2004, as loss from discontinued operations.

Note B - Reconciliation of Cash Flows

The following, as required by the partnership agreement of the Partnership (the “Partnership Agreement”), is a reconciliation of "Net cash (used in) provided by operating activities" on the accompanying statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating activities	$ (191)	$ 134
Payments on mortgage notes payable	(103)	(121)
Property improvements and replacements	(146)	(233)
Change in restricted escrows, net	--	55
Changes in reserves for net operating
liabilities	119	18
Net cash used in operations	$ (321)	$ (147)

Note C – Disposition of Investment Property

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,341,000 as a result of the sale, which is included in gain from sale of discontinued operations for the three and six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2006. Also included in the loss from discontinued operations for the three and six months ended June 30, 2006 are losses of approximately $83,000 and $106,000, including revenues of approximately $177,000 and $368,000, respectively. Included in loss from discontinued operations for the three and six months ended June 30, 2005 are a loss of approximately $12,000 and income of approximately $7,000, respectively, including revenues of approximately $208,000 and $415,000, respectively.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party. The results of the property’s operations for the three and six months ended June 30, 2005, losses of approximately $23,000 and $54,000, respectively, are included in loss from discontinued operations and include revenues of approximately $187,000 and $365,000, respectively. The income from discontinued operations for the six months ended June 30, 2006 is a result of the collection of a payroll related refund of approximately $12,000.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The loss from discontinued operations for the six months ended June 30, 2005 includes income of approximately $13,000 due to the collection of tenant receivables.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $62,000 for the six months ended June 30, 2006 and 2005 respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $36,000 and $54,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $6,000 and $16,000, respectively.  At June 30, 2006, approximately $5,000 of these accountable administrative expenses were unpaid and are included in due to affiliates. These reimbursements were paid subsequent to June 30, 2006.

During the six months ended June 30, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $12,000 to cover operating expenses at Village Gardens Apartments. Interest was charged at prime plus 2% (10.25% at June 30, 2006) and was less than $1,000 for the six months ended June 30, 2006. At June 30, 2006, approximately $12,000 of the advances remain unpaid and are included in due to affiliates. The outstanding advances and associated accrued interest were repaid subsequent to June 30, 2006.

During the six months ended June 30, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $30,000 to cover capital expenditures and operating expenses at Carriage House Apartments.  Interest was charged at the prime rate plus 2%.  Interest expense on these advances was less than $1,000 for the six months ended June 30, 2005. The loan was completely repaid during the six months ended June 30, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $43,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Note F – Subsequent Event

Subsequent to June 30, 2006, the Partnership distributed approximately $1,687,000 to the limited partners ($39.86 per limited partnership unit) from proceeds from the sales of River Reach Apartments, Carriage House Apartments and Rocky Creek Apartments.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Village Gardens Apartments (1)
Fort Collins, Colorado	94%	83%

(1)

The Corporate General Partner attributes the increase in average occupancy at Village Gardens Apartments to improved economic conditions and increased resident retention efforts.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized net income of approximately $2,101,000 and $2,021,000 for the three and six months ended June 30, 2006, compared to net loss of approximately $136,000 and $189,000 for the three and six months ended June 30, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Rocky Creek Apartments as loss from discontinued operations due to its sale on June 30, 2006. The accompanying statements of operations also reflect the operations of Carriage House Apartments, which was sold in October 2005 and River Reach Apartments, which was sold during 2004, as loss from discontinued operations.

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,341,000 as a result of the sale, which is included in gain from sale of discontinued operations for the three and six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2006. Also included in the loss from discontinued operations for the three and six months ended June 30, 2006 are losses of approximately $83,000 and $106,000, including revenues of approximately $177,000 and $368,000, respectively. Included in loss from discontinued operations for the three and six months ended June 30, 2005 are a loss of approximately $12,000 and income of approximately $7,000, respectively, including revenues of approximately $208,000 and $415,000, respectively.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party. The results of the property’s operations for the three and six months ended June 30, 2005, losses of approximately $23,000 and $54,000, respectively, are included in loss from discontinued operations and include revenues of approximately $187,000 and $365,000, respectively. The income from discontinued operations for the six months ended June 30, 2006 is a result of the collection of a payroll related refund of approximately $12,000.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The loss from discontinued operations for the six months ended June 30, 2005 includes income of approximately $13,000 due to the collection of tenant receivables.

The Partnership recognized a loss from continuing operations of approximately $125,000 and $194,000 for the three and six months ended June 30, 2006, respectively, compared to loss from continuing operations of approximately $101,000 and $155,000 for the three and six months ended June 30, 2005. The increase in loss from continuing operations for both periods is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased for both the three and six months ended June 30, 2006 due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses.  Both interest and property tax expense remained relatively constant for the comparable periods. Operating expense increased for both periods due to increases in utilities and salaries and related benefits at the Partnership’s investment property. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months. General and administrative expenses decreased for both the three and six months ended June 30, 2006 due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased for both periods due to an increase in occupancy, partially offset by a decrease in the average rental rate, at Village Gardens Apartments.

Liquidity and Capital Resources

At June 30, 2006 the Partnership had cash and cash equivalents of approximately $1,867,000 compared to approximately $104,000 at June 30, 2005. Cash and cash equivalents increased approximately $1,368,000, from December 31, 2005, due to approximately $3,968,000 of cash provided by investing activities partially offset by approximately $2,409,000 and $191,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Rocky Creek Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Rocky Creek Apartments, a distribution to partners and payments of principal made on the mortgages encumbering the Partnership’s investment properties, partially offset by an advance received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Rocky Creek Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $48,000 in capital improvements at Rocky Creek Apartments consisting primarily of fencing and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Rocky Creek Apartments to a third party on June 30, 2006.

Village Gardens Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $106,000 in capital improvements at Village Gardens Apartments consisting primarily of exterior improvements, siding and swimming pool upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,849,000 matures in January 2021 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Sale (1)	$ 180	$ 4.25	$ --	$ --

(1)

From remaining proceeds from the August 2004 sale of River Reach Apartments.

Subsequent to June 30, 2006, the Partnership distributed approximately $1,687,000 to the limited partners ($39.86 per limited partnership unit) from proceeds from the sales of River Reach Apartments, Carriage House Apartments, and Rocky Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit additional distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

(m)

Purchase and Sale Contract between Shelter Properties VI, a South Carolina limited partnership, and Chartwell Augusta, LLC, a Delaware limited liability company, dated October 20, 2005, incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 20, 2005.

(n)

Reinstatement and First Amendment to Purchase and Sale Contract between Shelter Properties VI, a South Carolina limited partnership, and the affiliated Selling Partnerships and Chartwell Augusta, LLC, a Delaware limited liability company, dated April 27, 2006, incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 27, 2006.

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

Date: August 14, 2006

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

Date: August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VI Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.