Form 10QSB
period 2006-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2006-11-13
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 167
Receivables and deposits		39
Other assets		127
Investment property:
Land	$ 420
Buildings and related personal property	4,906
	5,326
Less accumulated depreciation	(3,558)	1,768
		$ 2,101
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 56
Tenant security deposit liabilities		26
Accrued property taxes		40
Other liabilities		129
Mortgage note payable		3,811

Partners' Capital (Deficiency)
General partners	$ 240
Limited partners (42,324 units issued and
outstanding)	(2,201)	(1,961)
		$ 2,101

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 252	$ 238	$ 714	$ 664
Other income	32	29	103	96
Total revenues	284	267	817	760

Expenses:
Operating	171	161	545	456
General and administrative	32	34	104	111
Depreciation	59	53	170	155
Interest	70	74	213	220
Property taxes	13	14	40	42
Total expenses	345	336	1,072	984

Loss from continuing operations	(61)	(69)	(255)	(224)

Income (loss) from discontinued
operations (Notes A and C)	--	17	(126)	(17)
Gain from sale of discontinued
operations (Note C)	45	--	2,386	--
Net (loss) income	$ (16)	$ (52)	$ 2,005	$ (241)

Net (loss) income allocated to
general partners	$ --	$ (1)	$ 20	$ (2)
Net (loss) income allocated to
limited partners	(16)	(51)	1,985	(239)

	$ (16)	$ (52)	$ 2,005	$ (241)
Per limited partnership unit:
Loss from continuing operations	$ (1.44)	$ (1.60)	$ (5.96)	$ (5.25)
Income (loss) from discontinued
operations	--	0.40	(2.95)	(0.40)
Gain from sale of discontinued
operations	1.06	--	55.81	--
Net (loss) income per limited
partnership unit	$ (0.38)	$ (1.20)	$ 46.90	$ (5.65)

Distributions per limited partnership
unit	$ 39.86	$ --	$ 44.11	$ --

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$42,324	$42,326

Partners' capital (deficiency)
at December 31, 2005	42,324	$ 220	$(2,319)	$(2,099)

Distributions to partners	--	--	(1,867)	(1,867)

Net income for the nine months
ended September 30, 2006	--	20	1,985	2,005

Partners' capital (deficiency)
at September 30, 2006	42,324	$ 240	$(2,201)	$(1,961)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 2,005	$ (241)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Gain from sale of discontinued operations	(2,386)	--
Depreciation	261	417
Amortization of loan costs	15	34
Loss on early extinguishment of debt	32	--
Change in accounts:
Receivables and deposits	26	9
Other assets	21	(19)
Accounts payable	3	25
Tenant security deposit liabilities	(13)	8
Accrued property taxes	(12)	3
Due to affiliates	--	9
Other liabilities	(28)	(32)
Net cash (used in) provided by operating activities	(76)	213

Cash flows from investing activities:
Property improvements and replacements	(224)	(352)
Net proceeds from sale of discontinued operations	4,114	--
Net withdrawals from restricted escrows	--	55
Net cash provided by (used in) investing activities	3,890	(297)

Cash flows from financing activities:
Payments on mortgage notes payable	(141)	(182)
Repayment of mortgage note payable	(2,138)	--
Advances from affiliate	12	138
Repayment of advances from affiliate	(12)	(30)
Distributions to partners	(1,867)	--
Net cash used in financing activities	(4,146)	(74)

Net decrease in cash and cash equivalents	(332)	(158)
Cash and cash equivalents at beginning of period	499	269

Cash and cash equivalents at end of period	$ 167	$ 111

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 273	$ 338

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 61

Included in property improvements and replacements for the nine months ended September 30, 2005 are approximately $42,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Rocky Creek Apartments as income (loss) from discontinued operations due to its sale on June 30, 2006 (see Note C). The accompanying statements of operations also reflect the operations of Carriage House Apartments, which was sold in October 2005 and River Reach Apartments, which was sold during 2004, as income (loss) from discontinued operations.

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

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating activities	$ (76)	$ 213
Payments on mortgage notes payable	(141)	(182)
Property improvements and replacements	(224)	(352)
Change in restricted escrows, net	--	55
Changes in reserves for net operating
liabilities	3	(3)
Net cash used in operations	$ (438)	$ (269)

Note C – Disposition of Investment Property

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,386,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations for the nine months ended September 30, 2006. Also included in the income (loss) from discontinued operations for the nine months ended September 30, 2006 is a loss of approximately $106,000, including revenues of approximately $368,000. Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are income of approximately $5,000 and $12,000, respectively, including revenues of approximately $219,000 and $634,000, respectively.

During the three months ended September 30, 2006, certain accruals of approximately $45,000 established during the three and six months ended June 30, 2006 related to the sale of Rocky Creek Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended September 30, 2006.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party. The results of the property’s operations for the three and nine months ended September 30, 2005, income of approximately $12,000 and loss of approximately $42,000, respectively, are included in income (loss) from discontinued operations and include revenues of approximately $178,000 and $543,000, respectively. The loss from discontinued operations for the nine months ended September 30, 2006 includes income of approximately $12,000 as a result of the collection of a payroll related refund.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The loss from discontinued operations for the nine months ended September 30, 2005 includes income of approximately $13,000 due to the collection of tenant receivables.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $95,000 for the nine months ended September 30, 2006 and 2005 respectively, which are included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $91,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $13,000 and $30,000, respectively.

During the nine months ended September 30, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $12,000 to cover operating expenses at Village Gardens Apartments. Interest was charged at prime plus 2% and was less than $1,000 for the nine months ended September 30, 2006. The advance and accrued interest were repaid during the nine months ended September 30, 2006.

During the nine months ended September 30, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $138,000 to cover capital expenditures and operating expenses at Village Gardens Apartments and Rocky Creek Apartments.  Interest was charged at the prime rate plus 2% and was approximately $1,000 for the nine months ended September 30, 2005.  During the nine months ended September 30, 2005, the Partnership made a payment of approximately $30,000 on the outstanding advances. The balance of the outstanding advances was completely repaid during the year ended December 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Village Gardens Apartments
Fort Collins, Colorado (1)	95%	87%

(1)

The Corporate General Partner attributes the increase in average occupancy at Village Gardens Apartments to improved curb appeal as a result of recent capital improvements and increased resident retention efforts.

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

Results of Operations

The Partnership realized net loss of approximately $16,000 and net income of approximately $2,005,000 for the three and nine months ended September 30, 2006, respectively, compared to net loss of approximately $52,000 and $241,000 for the three and nine months ended September 30, 2005, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Rocky Creek Apartments as income (loss) from discontinued operations due to its sale on June 30, 2006. The accompanying statements of operations also reflect the operations of Carriage House Apartments, which was sold in October 2005 and River Reach Apartments, which was sold during 2004, as income (loss) from discontinued operations.

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,386,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations for the nine months ended September 30, 2006. Also included in the income (loss) from discontinued operations for the nine months ended September 30, 2006 is a loss of approximately $106,000, including revenues of approximately $368,000. Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are income of approximately $5,000 and $12,000, respectively, including revenues of approximately $219,000 and $634,000, respectively.

During the three months ended September 30, 2006, certain accruals of approximately $45,000 established during the three and six months ended June 30, 2006 related to the sale of Rocky Creek Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended September 30, 2006.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party. The results of the property’s operations for the three and nine months ended September 30, 2005, income of approximately $12,000 and loss of approximately $42,000, respectively, are included in income (loss) from discontinued operations and include revenues of approximately $178,000 and $543,000, respectively. The loss from discontinued operations for the nine months ended September 30, 2006 includes income of approximately $12,000 as a result of the collection of a payroll related refund.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The loss from discontinued operations for the nine months ended September 30, 2005 includes income of approximately $13,000 due to the collection of tenant receivables.

The Partnership recognized loss from continuing operations of approximately $61,000 and $255,000 for the three and nine months ended September 30, 2006, respectively, compared to loss from continuing operations of approximately $69,000 and $224,000 for the three and nine months ended September 30, 2005, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2006 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased for both the three and nine months ended September 30, 2006 due to increases in operating and depreciation expenses. The increase in total expenses for the nine months ended September 30, 2006 was partially offset by decreases in interest and general and administrative expenses, which remained relatively constant for the three months ended September 30, 2006.  Property tax expense remained relatively constant for both the three and nine months ended September 30, 2006.  Operating expense increased for both periods primarily due to increases in utilities and salaries and related benefits at the Partnership’s investment property. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months. The decrease in interest expense for the nine months ended September 30, 2006 is primarily a result of scheduled principal payments made on the mortgage encumbering Village Gardens Apartments, which reduced the carrying balance of the loan. General and administrative expenses decreased for the nine months ended September 30, 2006 due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods primarily due to an increase in rental income. The increase in total revenues for the nine months ended September 30, 2006 was also due to an increase in other income, which remained relatively constant for the three months ended September 30, 2006. Rental income increased for both periods primarily due to an increase in occupancy at Village Gardens Apartments.  The increase in rental income for the nine months ended September 30, 2006 was partially offset by a decrease in the average rental rate at Village Gardens Apartments. The increase in other income for the nine months ended September 30, 2006 is primarily due to increases in interest income as a result of higher average cash balances and tenant utility reimbursements.

Liquidity and Capital Resources

At September 30, 2006 the Partnership had cash and cash equivalents of approximately $167,000, compared to approximately $111,000 at September 30, 2005. Cash and cash equivalents decreased approximately $332,000, from December 31, 2005, due to approximately $4,146,000 and $76,000 of cash used in financing and operating activities, respectively, partially offset by approximately $3,890,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering Rocky Creek Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership’s investment properties and payment on an advance received from an affiliate of the Corporate General Partner, partially offset by an advance received from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of net proceeds from the sale of Rocky Creek Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Rocky Creek Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $48,000 in capital improvements at Rocky Creek Apartments consisting primarily of fencing and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Rocky Creek Apartments to a third party on June 30, 2006.

Village Gardens Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $176,000 in capital improvements at Village Gardens Apartments consisting primarily of exterior improvements, siding and swimming pool upgrades, major landscaping, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,811,000 matures in January 2021 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2006	Unit	September 30, 2005	Unit

Sale (1)	$1,867	$ 44.11	$ --	$ --

 (1)

From proceeds from the August 2004 sale of River Reach Apartments, the October 2005 sale of Carriage House Apartments, and the June 2006 sale of Rocky Creek Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

(b)

Subscription Agreement and Signature Page (included as Exhibits 4 (A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

10(iii)

Contracts related to refinancings of debt:

(g)

Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments filed as Exhibit 10(iii)(g) to the Partnership’s Current Report on Form 8-K Filed February 1, 2001 and incorporated herein by reference.

(h)

Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments.  Filed as Exhibit 10(iii)(h) to the Partnership’s Current Report on Form 8-K filed February 1, 2001 and incorporated herein by reference.

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

Date: November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VI Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.