Form 10KSB
period 2006-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2007-03-16
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,460,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership invested approximately $30,300,000 in eight existing apartment properties. The Partnership sold four of its properties and lost one property to foreclosure prior to 2005. During the year ended December 31, 2005, the Partnership sold Carriage House Apartments to a third party. During the year ended December 31, 2006, the Partnership sold Rocky Creek Apartments to a third party. The Partnership continues to own and operate one property. See "Item 2. Description of Property". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. The property management services are performed at the Partnership's property by affiliates of the Corporate General Partner.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive.  There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for apartments at the Partnership’s property and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, such units represent an insignificant percentage of the total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand of similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings.  Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property.  The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable.  If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos.  In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Village Gardens Apartments	03/01/85	Fee ownership subject	Apartment
Fort Collins, Colorado		to first mortgage	141 units

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,386,000 as a result of the sale during the year ended December 31, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Village Gardens
Apartments	$ 5,367	$ 3,618	5-30 yrs	SL	$1,137

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

Village Gardens
Apartments
1st mortgage	$ 3,773	7.22% (1)	20 years	01/01/21	$ --

(1)

Fixed rate mortgage.

See “Note B- Mortgage Note Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2006 and 2005 for the property are as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy
	2006	2005	2006	2005
Village Gardens
Apartments	$7,201	$7,215	95%	90%

The Corporate General Partner attributes the increase in average occupancy at Village Gardens Apartments to improved curb appeal as a result of recent capital improvements and increased resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No individual tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Village Gardens Apartments	$ 51	8.92%

Capital Improvements

Rocky Creek Apartments

During the year ended December 31, 2006, the Partnership completed approximately $48,000 of capital improvements at Rocky Creek Apartments, consisting primarily of fencing and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Rocky Creek Apartments to a third party on June 30, 2006.

Village Gardens Apartments

During the year ended December 31, 2006, the Partnership completed approximately $217,000 of capital improvements at Village Gardens Apartments, consisting primarily of exterior improvements, siding and swimming pool upgrades, major landscaping, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units (the "Units") aggregating $42,324,000, inclusive of 100 Units purchased by the Corporate General Partner. At December 31, 2006, the Partnership had 1,498 holders of record owning an aggregate of 42,324 Units. Affiliates of the Corporate General Partner owned 28,435 Units or 67.18% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit
Sale (1)	$ 1,867	$ 44.11	$ 1,088	$ 25.71

 (1)

Proceeds from the August 2004 sale of River Reach Apartments, the October 2005 sale of Carriage House Apartments, and the June 2006 sale of Rocky Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2007 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 Units in the Partnership representing 67.18% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized net income of approximately $1,973,000 for the year ended December 31, 2006, compared to net income of approximately $2,043,000 for the year ended December 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Rocky Creek Apartments as loss from discontinued operations due to its sale on June 30, 2006. The operations of Carriage House Apartments, which was sold in October 2005 and River Reach Apartments, which was sold during 2004, are also reflected as loss from discontinued operations.

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,386,000 as a result of the sale during the year ended December 31, 2006, which is included in gain from sale of discontinued operations on the statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in the loss from discontinued operations for the year ended December 31, 2006 is a loss of approximately $106,000, including revenues of approximately $368,000. Included in loss from discontinued operations for the year ended December 31, 2005 is income of approximately $22,000, including revenues of approximately $843,000.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party for a gross sale price of approximately $3,500,000. The net proceeds realized by the Partnership were approximately $3,447,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $1,766,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $1,772,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations on the statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $40,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $109,000 for the year ended December 31, 2005 is included in loss from discontinued operations and includes revenues of approximately $582,000.  The loss from discontinued operations for the year ended December 31, 2006 includes income of approximately $12,000 as a result of the collection of a payroll related refund.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The loss from discontinued operations for the year ended December 31, 2005 includes income of approximately $13,000 due to the collection of tenant receivables.

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

The Partnership recognized loss from continuing operations of approximately $287,000 for the year ended December 31, 2006, compared to loss from continuing operations of approximately $313,000 for the year ended December 31, 2005.  The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to an increase in occupancy at Village Gardens Apartments.  The increase in other income is primarily due to increases in interest income as a result of higher average cash balances and tenant utility reimbursements, partially offset by a decrease in laundry income at Village Gardens Apartments.

Total expenses increased due to increases in operating and depreciation expenses, partially offset by decreases in interest and general and administrative expenses.  Property tax expense remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in utilities and salaries and related benefits, partially offset by a decrease in advertising expense at the Partnership’s investment property.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense decreased primarily due to scheduled principal payments made on the mortgage encumbering Village Gardens Apartments, which reduced the carrying balance of the loan.  General and administrative expense decreased primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $93,000, compared to approximately $499,000 at December 31, 2005. The decrease in cash and cash equivalents of approximately $406,000 is due to approximately $4,184,000 of cash used in financing activities and approximately $71,000 of cash used in operating activities, partially offset by approximately $3,849,000 of cash provided by investing activities.  Cash used in financing activities consisted of the repayment of the mortgage encumbering Rocky Creek Apartments, payments of principal made on the mortgages encumbering the Partnership’s investment properties, distributions to partners and payment on an advance received from an affiliate of the Corporate General Partner, partially offset by an advance received from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of net proceeds from the sale of Rocky Creek Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,773,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit
Sale (1)	$ 1,867	$ 44.11	$ 1,088	$ 25.71

 (1)

Proceeds from the August 2004 sale of River Reach Apartments, the October 2005 sale of Carriage House Apartments, and the June 2006 sale of Rocky Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 Units in the Partnership representing 67.18% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Financial Statements

SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005 (restated)

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties VI

We have audited the accompanying balance sheet of Shelter Properties VI as of December 31, 2006, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

SHELTER PROPERTIES VI

BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 93
Receivables and deposits		37
Other assets		115
Investment property (Notes B, E, and F):
Land	$ 420
Buildings and related personal property	4,947
	5,367
Less accumulated depreciation	(3,618)	1,749
		$ 1,994

Liabilities and Partners' Capital (Deficiency)

Liabilities
Accounts payable		$ 32
Tenant security deposit liabilities		26
Accrued property taxes		54
Other liabilities		102
Mortgage note payable (Note B)		3,773

Partners' Capital (Deficiency)
General partners	$ 240
Limited partners (42,324 units issued and outstanding)	(2,233)	(1,993)
		$ 1,994

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:		(Restated)
Rental income	$ 962	$ 911
Other income	130	119
Total revenues	1,092	1,030

Expenses:
Operating	686	624
General and administrative	127	161
Depreciation	230	209
Interest	283	294
Property taxes	53	55
Total expenses	1,379	1,343

Loss from continuing operations	(287)	(313)
Loss from discontinued operations (Notes A and F)	(126)	(74)
Gain from sale of discontinued operations (Note F)	2,386	2,430
Net income (Note C)	$ 1,973	$ 2,043

Net income allocated to general partners	$ 20	$ 20
Net income allocated to limited partners	1,953	2,023
	$ 1,973	$ 2,043

Per limited partnership unit:
Loss from continuing operations	$ (6.72)	$ (7.32)
Loss from discontinued operations	(2.95)	(1.73)
Gain from sale of discontinued operations	55.81	56.85
Net income	$ 46.14	$ 47.80

Distributions per limited partnership unit	$ 44.11	$ 25.71

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$ 42,324	$ 42,326

Partners' capital (deficiency) at
December 31, 2004	42,324	$ 200	$ (3,254)	$ (3,054)

Distributions to partners	--	--	(1,088)	(1,088)

Net income for the year ended
December 31, 2005	--	20	2,023	2,043

Partners' capital (deficiency) at
December 31, 2005	42,324	220	(2,319)	(2,099)

Distributions to partners	--	--	(1,867)	(1,867)

Net income for the year ended
December 31, 2006	--	20	1,953	1,973

Partners' capital (deficiency) at
December 31, 2006	42,324	$ 240	$ (2,233)	$ (1,993)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 1,973	$ 2,043
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation	321	516
Amortization of loan costs	17	42
Gain from sale of discontinued operations	(2,386)	(2,430)
Loss on early extinguishment of debt	32	40
Change in accounts:
Receivables and deposits	28	86
Other assets	31	37
Accounts payable	(21)	27
Tenant security deposit liabilities	(13)	(3)
Accrued property taxes	2	(45)
Other liabilities	(55)	(66)
Net cash (used in) provided by operating activities	(71)	247

Cash flows from investing activities:
Property improvements and replacements	(265)	(535)
Net withdrawals from restricted escrows	--	162
Net proceeds from sale of discontinued operations	4,114	3,447
Net cash provided by investing activities	3,849	3,074

Cash flows from financing activities:
Repayment of mortgage notes payable	(2,138)	(1,766)
Payments on mortgage notes payable	(179)	(237)
Distributions to partners	(1,867)	(1,088)
Advances from affiliate	12	163
Repayment of advances from affiliate	(12)	(163)
Net cash used in financing activities	(4,184)	(3,091)

Net (decrease) increase in cash and cash equivalents	(406)	230

Cash and cash equivalents at beginning of year	499	269

Cash and cash equivalents at end of year	$ 93	$ 499

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 341	$ 437

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $42,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTE TO FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties VI (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment properties on March 28, 1985. The Partnership operates one apartment property located in Colorado at December 31, 2006.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2005 has been restated to reflect the operations of Rocky Creek Apartments as loss from discontinued operations due to its sale on June 30, 2006. (see "Note F" for further discussion). The accompanying statements of operations also reflect the operations of Carriage House Apartments, which was sold in October 2005, and River Reach Apartments, which was sold during 2004, as loss from discontinued operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.  The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves.  In the following notes to financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. As required by the Partnership Agreement, the following is a reconciliation of "Net cash (used in) provided by operating activities" in the accompanying statement of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Years Ended December 31,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating
activities	$ (71)	$ 247
Payments on mortgage notes payable	(179)	(237)
Property improvements and replacements	(265)	(535)

Change in restricted escrows, net	--	162
Changes in reserves for net operating
liabilities	28	(36)
Net cash used in operations	$ (487)	$ (399)

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

The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the years ending December 31, 2006 and 2005 were a decrease of approximately $28,000 and an increase of approximately $36,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $84,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Deferred Costs: Loan costs of approximately $121,000, less accumulated amortization of approximately $36,000, are included in other assets and are being amortized over the term of the related loan agreement.  Amortization expense for 2006 and 2005 was approximately $17,000 and $42,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $6,000 for each of the years 2007 through 2011.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense and loss from discontinued operations, was approximately $43,000 and $91,000 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $4,028,000.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Village Gardens Apartments Apartments
1st mortgage	$ 3,773	$ 36	7.22% (1)	01/01/21	$ --

(1)

Fixed rate mortgage.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The note includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 161
2008	172
2009	185
2010	199
2011	214
Thereafter	2,842
$ 3,773

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2006	2005

Net income as reported	$ 1,973	$ 2,043
Add (deduct):
Depreciation differences	145	243
Change in prepaid rental income	(8)	(44)
Gain on disposal	1,201	3
Other	278	(61)
Federal taxable income	$ 3,589	$ 2,184
Federal taxable income per limited partnership
Unit (1)	$ 85.94	$ 51.08

(1)

For 2006, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(1,993)
Land and buildings	205
Accumulated depreciation	(817)
Syndication	5,286
Other	77

Net assets - tax basis	$ 2,758

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $71,000 and $122,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $75,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, investment property, and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are amounts related to construction management services provided by an affiliate of the Corporate General Partner of approximately $20,000 and $38,000, respectively.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sales of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002 and River Reach Apartments in August 2004, the Partnership accrued approximately $658,000 in combined fees.  At December 31, 2005, the limited partners had not received their return.  During the year ended December 31, 2005, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with future property sales or financings.  Therefore, the Corporate General Partner reversed the real estate commissions previously accrued associated with the sales of these properties, which is included in gain from sale of discontinued operations for the year ended December 31, 2005.

During the year ended December 31, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $12,000 to cover operating expenses at Village Gardens Apartments. During the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $163,000 to cover capital expenditures and operating expenses at all three of its investment properties. Interest expense was accrued at the prime rate plus 2% and was approximately $1,000 and $2,000 for the years ended December 31, 2006 and 2005, respectively.  During the years ended December 31, 2006 and 2005, the Partnership repaid these advances and the associated accrued interest with proceeds from the sales of Rocky Creek Apartments and Carriage House Apartments, respectively. At December 31, 2006, there were no outstanding advances or accrued interest due to an affiliate of the Corporate General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Village Gardens
Apartments	$ 3,773	$ 420	$ 3,050	$ 1,897

Gross Amount At Which Carried
At December 31, 2006
(in thousands)

Buildings And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
Village Gardens Apartments
Fort Collins, Colorado	$ 420	$ 4,947	$ 5,367	$ 3,618	1974	03/01/85	5-30 yrs

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended
	December 31,
	2006	2005
Investment Property
Balance at beginning of year	$ 10,321	$ 14,994
Property improvements	265	493
Sales of investment properties	(5,219)	(5,166)
Balance at end of year	$ 5,367	$ 10,321

Accumulated Depreciation

Balance at beginning of year	$ 6,797	$ 9,799
Additions charged to expense	321	516
Sales of investment properties	(3,500)	(3,518)
Balance at end of year	$ 3,618	$ 6,797

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $5,572,000 and $10,605,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $4,435,000 and $8,965,000, respectively.

Note F – Disposition of Investment Properties

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,386,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the year ended December 31, 2006 is a loss of approximately $106,000, including revenues of approximately $368,000. Included in loss from discontinued operations for the year ended December 31, 2005 is income of approximately $22,000, including revenues of approximately $843,000.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party for a gross sale price of approximately $3,500,000. The net proceeds realized by the Partnership were approximately $3,447,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $1,766,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $1,772,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $40,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $109,000 for the year ended December 31, 2005 is included in loss from discontinued operations and includes revenues of approximately $582,000. The loss from discontinued operations for the year ended December 31, 2006 includes income of approximately $12,000 as a result of the collection of a payroll related refund.

On August 30, 2004, the Partnership sold River Reach Apartments to a third party. The loss from discontinued operations for the year ended December 31, 2005 includes income of approximately $13,000 due to the collection of tenant receivables.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The corporate general partner is Shelter Realty VI Corporation (the "Corporate General Partner"). The names and ages of, as well as the position and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $71,000 and $122,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $75,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, investment property, and gain from sale of discontinued operations on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are amounts related to construction management services provided by an affiliate of the Corporate General Partner of approximately $20,000 and $38,000, respectively.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sales of Foxfire/Barcelona Village during 2000, Nottingham Square Apartments in December 2002 and River Reach Apartments in August 2004, the Partnership accrued approximately $658,000 in combined fees.  At December 31, 2005, the limited partners had not received their return.  During the year ended December 31, 2005, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with future property sales or financings.  Therefore, the Corporate General Partner reversed the real estate commissions previously accrued associated with the sales of these properties, which is included in gain from sale of discontinued operations on the statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005.

During the year ended December 31, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $12,000 to cover operating expenses at Village Gardens Apartments. During the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $163,000 to cover capital expenditures and operating expenses at all three of its investment properties. Interest expense was accrued at the prime rate plus 2% and was approximately $1,000 and $2,000 for the years ended December 31, 2006 and 2005, respectively.  During the years ended December 31, 2006 and 2005, the Partnership repaid these advances and the associated accrued interest with proceeds from the sales of Rocky Creek Apartments and Carriage House Apartments, respectively. At December 31, 2006, there were no outstanding advances or accrued interest due to an affiliate of the Corporate General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 Units in the Partnership representing 67.18% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $40,000 and $47,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $14,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

(b)

Subscription Agreement and Signature Page (included as Exhibits 4(A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

10(iii)

Contracts related to refinancings of debt:

(g)

Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments filed as Exhibit 10(iii)(g) to the Partnership's Current Report on Form 8-K filed February 1, 2001 and incorporated herein by reference.

(h)

Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter VI and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Village Gardens Apartments. Filed as Exhibit 10(iii)(h) to the Partnership's Current Report on Form 8-K filed February 1, 2001 and incorporated herein by reference.

10(iv)

Contracts related to disposition of properties:

(i)

Purchase and Sale Contract between Shelter VI Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005, filed with the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

(j)

First Amendment to Purchase and Sale Contract – Carriage House Apartments, dated June 7, 2005, filed with the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

(k)

Second Amendment to Purchase and Sale Contract – Carriage House Apartments, dated July 7, 2005, filed with the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

(l)

Third Amendment to Purchase and Sale Contract – Carriage House Apartments, dated July 26, 2005, filed with the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

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

Date: March 16, 2007

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

Date: March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VI Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties VI Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.