Form 10QSB
period 2007-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2007-05-15
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 18
Receivables and deposits		37
Other assets		130
Investment property:
Land	$ 420
Buildings and related personal property	5,004
	5,424
Less accumulated depreciation	(3,676)	1,748
		$ 1,933

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 68
Tenant security deposit liabilities		27
Accrued property taxes		39
Other liabilities		98
Due to affiliates (Note C)		21
Mortgage note payable		3,734

Partners' Capital (Deficiency)
General partners	$ 239
Limited partners (42,324 units issued and
outstanding)	(2,293)	(2,054)
		$ 1,933

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenues:
Rental income	$ 243	$ 240
Other income	41	34
Total revenues	284	274

Expenses:
Operating	175	167
General and administrative	31	35
Depreciation	58	54
Interest	69	72
Property taxes	12	15
Total expenses	345	343

Loss from continuing operations	(61)	(69)
Loss from discontinued operations (Note A)	--	(11)
Net loss	$ (61)	$ (80)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(60)	(79)
	$ (61)	$ (80)
Per limited partnership unit:
Loss from continuing operations	$(1.42)	$(1.61)
Loss from discontinued operations	--	(0.26)
Net loss	$(1.42)	$(1.87)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$42,324	$42,326

Partners' capital (deficiency)
at December 31, 2006	42,324	$ 240	$(2,233)	$(1,993)

Net loss for the three months
ended March 31, 2007	--	(1)	(60)	(61)

Partners' capital (deficiency)
at March 31, 2007	42,324	$ 239	$(2,293)	$(2,054)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (61)	$ (80)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	58	100
Bad debt	7	3
Amortization of loan costs	1	7
Change in accounts:
Receivables and deposits	(7)	(3)
Other assets	(16)	(32)
Accounts payable	30	41
Tenant security deposit liabilities	1	(1)
Accrued property taxes	(15)	(4)
Due to affiliates	14	--
Other liabilities	(4)	(36)
Net cash provided by (used in) operating activities	8	(5)

Cash flows used in investing activities:
Property improvements and replacements	(51)	(33)

Cash flows from financing activities:
Payments on mortgage notes payable	(39)	(51)
Advance from affiliate	7	--
Net cash used in financing activities	(32)	(51)

Net decrease in cash and cash equivalents	(75)	(89)
Cash and cash equivalents at beginning of period	93	499
Cash and cash equivalents at end of period	$ 18	$ 410

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 68	$ 101
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 6	$ 45

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2006 has been restated as of January 1, 2006 to reflect the operations of Rocky Creek Apartments as loss from discontinued operations due to its sale to a third party on June 30, 2006. The property’s operations, loss of approximately $23,000 for the three months ended March 31, 2006, including revenues of approximately $191,000, are included in loss from discontinued operations. Also included in loss from discontinued operations is the collection of a payroll related refund of approximately $12,000 related to Carriage House Apartments, which was sold to a third party in October 2005.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note B - Reconciliation of Cash Flows

The following, as required by the partnership agreement of the Partnership (the “Partnership Agreement”), is a reconciliation of "Net cash provided by (used in) operating activities" on the accompanying statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$ 8	$ (5)
Payments on mortgage notes payable	(39)	(51)
Property improvements and replacements	(51)	(33)
Changes in reserves for net operating
liabilities	(3)	35
Net cash used in operations	$ (85)	$ (54)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $14,000 and $23,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $20,000 and $19,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $6,000 and $3,000, respectively.  At March 31, 2007, approximately $14,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

During the three months ended March 31, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $7,000 to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007) and was less than $1,000 for the three months ended March 31, 2007. There were no advances made to the Partnership during the three months ended March 31, 2006. At March 31, 2007, approximately $7,000 of the advances and associated accrued interest remained unpaid and are included in due to affiliates. Subsequent to March 31, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $27,000 to cover operating expenses at Village Gardens Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $27,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in conjunction therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Village Gardens Apartments
Fort Collins, Colorado	96%	97%

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

Results of Operations

The Partnership realized a net loss of approximately $61,000 for the three months ended March 31, 2007, compared to a net loss of approximately $80,000 for the three months ended March 31, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the three months ended March 31, 2006 has been restated as of January 1, 2006 to reflect the operations of Rocky Creek Apartments as loss from discontinued operations due to its sale on June 30, 2006. The loss from discontinued operations for the three months ended March 31, 2006 also includes the operations of Carriage House Apartments which sold in October 2005.

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party. The property’s operations, loss of approximately $23,000 for the three months ended March 31, 2006, including revenues of approximately $191,000, are included in loss from discontinued operations.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party. Included in loss from discontinued operations for the three months ended March 31, 2006 is income of approximately $12,000, which is a result of the collection of a payroll related refund.

The Partnership recognized loss from continuing operations of approximately $61,000 for the three months ended March 31, 2007, compared to loss from continuing operations of approximately $69,000 for the three months ended March 31, 2006. The decrease in loss from continuing operations is due to an increase in total revenues.  The increase in total revenues is due to an increase in other income.  Rental income remained relatively constant for the comparable period. The increase in other income is primarily due to increases in tenant utility reimbursements and lease cancellation fees at Village Gardens Apartments.

Total expenses remained relatively constant for the comparable periods, as increases in operating and depreciation expenses were substantially offset by decreases in property tax and general and administrative expenses. Interest expense remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in salaries and related benefits and utility expenses, partially offset by a decrease in contract maintenance expense at the Partnership’s investment property.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months. Property tax expense decreased primarily due to the timing and receipt of the tax bill, which affected the property tax accrual at the property. General and administrative expense decreased primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2007 the Partnership had cash and cash equivalents of approximately $18,000, compared to approximately $410,000 at March 31, 2006. Cash and cash equivalents decreased approximately $75,000, from December 31, 2006, due to approximately $51,000 and $32,000 of cash used in investing and financing activities, respectively, partially offset by approximately $8,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property, partially offset by an advance received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the three months ended March 31, 2007, the Partnership completed approximately $57,000 in capital improvements at Village Gardens Apartments, consisting primarily of lighting and sprinkler system upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,734,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized.

There were no distributions made to the partners during the three months ended March 31, 2007 and 2006.  Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,435 limited partnership units (the "Units") in the Partnership representing 67.18% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10(iii)

Contracts related to refinancing of debt:

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

10(iv)

Contracts related to disposition of property:

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

Date: May 14, 2007

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

Date: May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VI Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.