Form 10QSB
period 2007-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2007-08-14
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 36
Receivables and deposits		49
Other assets		130
Investment property:
Land	$ 420
Buildings and related personal property	5,044
	5,464
Less accumulated depreciation	(3,736)	1,728
		$ 1,943

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 32
Tenant security deposit liabilities		33
Accrued property taxes		28
Other liabilities		113
Due to affiliates (Note B)		122
Mortgage note payable		3,694

Partners' Capital (Deficiency)
General partners	$ 239
Limited partners (42,324 units issued and
outstanding)	(2,318)	(2,079)
		$ 1,943

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 255	$ 223	$ 498	$ 462
Other income	52	36	93	71
Total revenues	307	259	591	533

Expenses:
Operating	151	208	326	374
General and administrative	35	37	66	72
Depreciation	60	56	118	111
Interest	70	71	139	143
Property taxes	16	12	28	27
Total expenses	332	384	677	727

Loss from continuing operations	(25)	(125)	(86)	(194)

Loss from discontinued
operations (Notes A and C)	--	(115)	--	(126)
Gain from sale of discontinued
operations (Note C)	--	2,341	--	2,341
Net (loss) income	$ (25)	$ 2,101	$ (86)	$ 2,021

Net (loss) income allocated to general
partners (1%)	$ --	$ 21	$ (1)	$ 20
Net (loss) income allocated to limited
partners (99%)	(25)	2,080	(85)	2,001

	$ (25)	$ 2,101	$ (86)	$ 2,021
Per limited partnership unit:
Loss from continuing operations	$ (0.59)	$ (2.93)	$ (2.01)	$ (4.54)
Loss from discontinued
operations	--	(2.70)	--	(2.95)
Gain from sale of discontinued
operations	--	54.77	--	54.77
Net (loss) income	$ (0.59)	$ 49.14	$ (2.01)	$ 47.28

Distribution per limited partnership unit	$ --	$ 4.25	$ --	$ 4.25

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$42,324	$ 42,326

Partners' capital (deficiency)
at December 31, 2006	42,324	$ 240	$(2,233)	$ (1,993)

Net loss for the six
months ended June 30, 2007	--	(1)	(85)	(86)

Partners' capital (deficiency)
at June 30, 2007	42,324	$ 239	$(2,318)	$ (2,079)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (86)	$ 2,021
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(2,341)
Depreciation	118	202
Amortization of loan costs	3	14
Loss on early extinguishment of debt	--	32
Change in accounts:
Receivables and deposits	(12)	(146)
Other assets	(18)	18
Accounts payable	(5)	82
Tenant security deposit liabilities	7	(12)
Accrued property taxes	(26)	(25)
Other liabilities	11	(41)
Due to affiliates	31	5
Net cash provided by (used in) operating activities	23	(191)

Cash flows from investing activities:
Property improvements and replacements	(92)	(146)
Net proceeds from sale of discontinued operations	--	4,114
Net cash (used in) provided by investing activities	(92)	3,968

Cash flows from financing activities:
Payments on mortgage notes payable	(79)	(103)
Repayment of mortgage note payable	--	(2,138)
Advances from affiliate	91	12
Distribution to partners	--	(180)
Net cash provided by (used in) financing activities	12	(2,409)

Net (decrease) increase in cash and cash equivalents	(57)	1,368
Cash and cash equivalents at beginning of period	93	499
Cash and cash equivalents at end of period	$ 36	$ 1,867

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 135	$ 213

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 5	$ 8

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation (the “Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2006 reflect the operations of Rocky Creek Apartments, which sold to a third party on June 30, 2006, and Carriage House Apartments, which sold to a third party in October 2005, as loss from discontinued operations (see “Note C”).

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $28,000 and $45,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $36,000 for each of the six months ended June 30, 2007 and 2006, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $7,000 and $6,000, respectively.  At June 30, 2007, approximately $30,000 of accountable administrative expenses remain unpaid and are included in due to affiliates.

During the six months ended June 30, 2007 and 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $91,000 and $12,000, respectively, to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007) and was approximately $1,000 and less than $1,000, respectively, for the six months ended June 30, 2007 and 2006. At June 30, 2007, approximately $92,000 of advances and associated accrued interest remained unpaid and are included in due to affiliates. Subsequent to June 30, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $21,000 to cover operating expenses at Village Gardens Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $33,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Disposition of Investment Property

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,386,000 as a result of the sale, of which approximately $2,341,000 was recognized during the three and six months ended June 30, 2006, which is included in gain from sale of discontinued operations for the three and six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2006. Also included in the loss from discontinued operations for the three and six months ended June 30, 2006 are losses of approximately $83,000 and $106,000, respectively, including revenues of approximately $177,000 and $368,000, respectively.

Also included in loss from discontinued operations for the six months ended June 30, 2006 is the collection of a payroll related refund of approximately $12,000 related to Carriage House Apartments, which was sold to a third party in October 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Village Gardens Apartments
Fort Collins, Colorado	97%	94%

The Corporate General Partner attributes the increase in average occupancy at Village Gardens Apartments to increased resident retention efforts.

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

Results of Operations

The Partnership realized net loss of approximately $25,000 and $86,000 for the three and six months ended June 30, 2007, respectively, compared to net income of approximately $2,101,000 and $2,021,000 for the three and six months ended June 30, 2006, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2006 reflect the operations of Rocky Creek Apartments as loss from discontinued operations due to its sale on June 30, 2006. The loss from discontinued operations for the six months ended June 30, 2006 also includes the operations of Carriage House Apartments which sold in October 2005.

On June 30, 2006, the Partnership sold Rocky Creek Apartments to a third party for a gross sale price of approximately $4,185,000. The net proceeds realized by the Partnership were approximately $4,114,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $2,138,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,386,000 as a result of the sale, of which approximately $2,341,000 was recognized during the three and six months ended June 30, 2006, which is included in gain from sale of discontinued operations for the three and six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $32,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2006. Also included in the loss from discontinued operations for the three and six months ended June 30, 2006 are losses of approximately $83,000 and $106,000, respectively, including revenues of approximately $177,000 and $368,000, respectively.

On October 26, 2005, the Partnership sold Carriage House Apartments to a third party. Included in loss from discontinued operations for the six months ended June 30, 2006 is income of approximately $12,000, which is a result of the collection of a payroll related refund.

The Partnership recognized loss from continuing operations of approximately $25,000 and $86,000 for the three and six months ended June 30, 2007, respectively, as compared to loss from continuing operations of approximately $125,000 and $194,000 for the three and six months ended June 30, 2006, respectively.  The decrease in loss from continuing operations for both the three and six months ended June 30, 2007 is due to an increase in total revenues and a decrease in total expenses.  The increase in total revenues for both the three and six months ended June 30, 2007 is due to increases in both rental and other income.  Rental income increased for both periods due to increases in the average rental rate and occupancy at Village Gardens Apartments. The increase in other income for both periods is primarily due to increases in tenant utility reimbursements and lease cancellation fees at Village Gardens Apartments.

Total expenses decreased for the three months ended June 30, 2007 due to a decrease in operating expenses. General and administrative, depreciation, interest and property tax expenses remained relatively constant for the three months ended June 30, 2007. The decrease in total expenses for the six months ended June 30, 2007 is due to decreases in operating and general and administrative expenses, partially offset by an increase in depreciation expense.  Both interest and property tax expense remained relatively constant for the six months ended June 30, 2007. The decrease in operating expenses for both periods is primarily due to the recording of a liability during 2006 related to unclaimed property and decreases in advertising and contract maintenance expenses at Village Gardens Apartments. The increase in depreciation expense for the six months ended June 30, 2007 is due to property improvements and replacements placed into service at the property during the past twelve months. The decrease in general and administrative expenses for the six months ended June 30, 2007 is primarily due to a decrease in costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $36,000, compared to approximately $1,867,000 at June 30, 2006. Cash and cash equivalents decreased approximately $57,000, from December 31, 2006, due to approximately $92,000 of cash used in investing activities, partially offset by approximately $23,000 and $12,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Corporate General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2007, the Partnership completed approximately $97,000 in capital improvements at Village Gardens Apartments, consisting primarily of lighting and sprinkler system upgrades, sidewalk improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,694,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Sale (1)	$ --	$ --	$ 180	$ 4.25

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

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by (used in) operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$ 23	$ (191)
Payments on mortgage notes payable	(79)	(103)
Property improvements and replacements	(92)	(146)
Changes in reserves for net operating
liabilities	12	119
Net cash used in operations	$ (136)	$ (321)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 limited partnership units (the "Units") in the Partnership representing 67.20% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VI Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VI (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.