Form 10-Q
period 2008-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2008-05-14
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 23	$ 27
Receivables and deposits	76	41
Other assets	119	110
Investment property:
Land	420	420
Buildings and related personal property	5,453	5,399
	5,873	5,819
Less accumulated depreciation	(3,936)	(3,863)
	1,937	1,956
	$ 2,155	$ 2,134

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 72	$ 116
Tenant security deposit liabilities	28	28
Accrued property taxes	39	56
Other liabilities	99	118
Due to affiliates (Note B)	571	408
Mortgage note payable	3,571	3,612
	4,380	4,338

Partners' Capital (Deficiency)
General partners	238	238
Limited partners (42,302 units issued and
outstanding)	(2,463)	(2,442)
	(2,225)	(2,204)
	$ 2,155	$ 2,134

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 264	$ 243
Other income	88	41
Total revenues	352	284

Expenses:
Operating	184	175
General and administrative	29	31
Depreciation	73	58
Interest	76	69
Property taxes	11	12
Total expenses	373	345

Net loss	$ (21)	$ (61)

Net loss allocated to general partners (1%)	$ --	$ (1)
Net loss allocated to limited partners (99%)	(21)	(60)
	$ (21)	$ (61)

Net loss per limited partnership unit	$(0.50)	$(1.42)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$42,324	$42,326

Partners' capital (deficiency)
at December 31, 2007	42,302	$ 238	$(2,442)	$(2,204)

Net loss for the three months
ended March 31, 2008	--	--	(21)	(21)

Partners' capital (deficiency)
at March 31, 2008	42,302	$ 238	$(2,463)	$(2,225)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (21)	$ (61)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	73	58
Bad debt	9	7
Amortization of loan costs	1	1
Change in accounts:
Receivables and deposits	(44)	(7)
Other assets	(10)	(16)
Accounts payable	(17)	30
Tenant security deposit liabilities	--	1
Accrued property taxes	(17)	(15)
Other liabilities	(19)	(4)
Due to affiliates	25	14
Net cash (used in) provided by operating activities	(20)	8

Cash flows used in investing activities:
Property improvements and replacements	(81)	(51)

Cash flows from financing activities:
Payments on mortgage notes payable	(41)	(39)
Advances from affiliate	138	7
Net cash provided by (used in) financing activities	97	(32)

Net decrease in cash and cash equivalents	(4)	(75)
Cash and cash equivalents at beginning of period	27	93
Cash and cash equivalents at end of period	$ 23	$ 18

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 65	$ 68
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 37	$ 6

Included in property improvements and replacements for the three months ended March 31, 2008 are approximately $64,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $15,000 and $14,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 and $20,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are amounts related to construction management services provided by an affiliate of the Corporate General Partner of approximately $7,000 and $6,000, respectively. At March 31, 2008 and December 31, 2007, approximately $76,000 and $59,000, respectively, of accountable administrative expenses remain unpaid and are included in due to affiliates.

During the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $138,000 and $7,000, respectively, to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008) and was approximately $8,000 for the three months ended March 31, 2008 and less than $1,000 for the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007, approximately $495,000 and $349,000, respectively, of advances and associated accrued interest remained unpaid and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $43,000 to cover expenses related to operations at Village Gardens Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $27,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Village Gardens Apartments
Fort Collins, Colorado	97%	96%

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

Results of Operations

The Partnership realized a net loss of approximately $21,000 and $61,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues for the three months ended March 31, 2008 is due to increases in both rental and other income.  Rental income increased due to increases in occupancy and the average rental rate partially offset by an increase in bad debt expense at Village Gardens Apartments. The increase in other income is primarily due to an increase in tenant utility reimbursements at Village Gardens Apartments.

Total expenses increased for the three months ended March 31, 2008 due to increases in operating, depreciation and interest expenses. Property tax expense and general and administrative expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in maintenance, management fees, property and administrative expenses. Maintenance expense increased primarily due to an increase in contract service costs at Village Gardens Apartments. Management fees increased due to an increase in rental income on which such fee is based. Property expense increased due to an increase in leasing commissions and incentives partially offset by a decrease in utility costs. Administrative expense increased primarily due to increased professional fees and office supplies at Village Garden Apartments. The increase in depreciation expense is due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased due to an increase in interest expense on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, as a result of an increase in advances received partially offset by a decrease in interest expense due to principal payments on the mortgage encumbering the Partnership’s investment property.

Included in general and administrative expense for the three months ended March 31, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008 the Partnership had cash and cash equivalents of approximately $23,000, compared to approximately $18,000 at March 31, 2007. Cash and cash equivalents decreased approximately $4,000, from December 31, 2007, due to approximately $81,000 and $20,000 of cash used in investing and operating activities, respectively, partially offset by approximately $97,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

During the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $138,000 and $7,000, respectively, to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008) and was approximately $8,000 for the three months ended March 31, 2008 and less than $1,000 for the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007, approximately $495,000 and $349,000, respectively, of advances and associated accrued interest remained unpaid and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $43,000 to cover expenses related to operations at Village Gardens Apartments.

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

During the three months ended March 31, 2008, the Partnership completed approximately $54,000 of capital improvements at Village Gardens Apartments, consisting primarily of water heater, appliance, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, or advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership.  The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,571,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized.

There were no distributions made to the partners during the three months ended March 31, 2008 and 2007.  Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash (used in) provided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities	$ (20)	$ 8
Payments on mortgage notes payable	(41)	(39)
Property improvements and replacements	(81)	(51)
Changes in reserves for net operating
liabilities	82	(3)
Net cash used in operations	$ (60)	$ (85)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.23% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Item 4.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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