Form 10-Q
period 2008-06-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2008-08-14
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 15	$ 27
Receivables and deposits	54	41
Other assets	109	110
Investment property:
Land	420	420
Buildings and related personal property	5,480	5,399
	5,900	5,819
Less accumulated depreciation	(4,009)	(3,863)
	1,891	1,956
	$ 2,069	$ 2,134

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 32	$ 116
Tenant security deposit liabilities	34	28
Accrued property taxes	27	56
Other liabilities	98	118
Due to affiliates (Note B)	639	408
Mortgage note payable	3,528	3,612
	4,358	4,338

Partners' Capital (Deficiency)
General partners	237	238
Limited partners (42,302 units issued and
outstanding)	(2,526)	(2,442)
	(2,289)	(2,204)
	$ 2,069	$ 2,134

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Rental income	$ 273	$ 255	$ 537	$ 498
Other income	33	52	121	93
Total revenues	306	307	658	591

Expenses:
Operating	173	151	357	326
General and administrative	32	35	61	66
Depreciation	73	60	146	118
Interest	77	70	153	139
Property taxes	15	16	26	28
Total expenses	370	332	743	677

Net loss	$ (64)	$ (25)	$ (85)	$ (86)

Net loss allocated to general
partners (1%)	$ (1)	$ --	$ (1)	$ (1)
Net loss allocated to limited
partners (99%)	(63)	(25)	(84)	(85)

	$ (64)	$ (25)	$ (85)	$ (86)

Net loss per limited partnership unit	$ (1.49)	$ (0.59)	$ (1.99)	$ (2.01)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	42,324	$ 2	$42,324	$ 42,326

Partners' capital (deficiency)
at December 31, 2007	42,302	$ 238	$(2,442)	$ (2,204)

Net loss for the six
months ended June 30, 2008	--	(1)	(84)	(85)

Partners' capital (deficiency)
at June 30, 2008	42,302	$ 237	$(2,526)	$ (2,289)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (85)	$ (86)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	146	118
Amortization of loan costs	3	3
Change in accounts:
Receivables and deposits	(13)	(12)
Other assets	(2)	(18)
Accounts payable	(30)	(5)
Tenant security deposit liabilities	6	7
Accrued property taxes	(29)	(26)
Other liabilities	(20)	11
Due to affiliates	50	31
Net cash provided by operating activities	26	23

Cash flows used in investing activities:
Property improvements and replacements	(135)	(92)

Cash flows from financing activities:
Payments on mortgage notes payable	(84)	(79)
Advances from affiliate	181	91
Net cash provided by financing activities	97	12

Net decrease in cash and cash equivalents	(12)	(57)
Cash and cash equivalents at beginning of period	27	93
Cash and cash equivalents at end of period	$ 15	$ 36

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 130	$ 135

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 10	$ 5

Included in property improvements and replacements for the six months ended June 30, 2008 are approximately $64,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $28,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $37,000 and $36,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are amounts related to construction management services provided by an affiliate of the Corporate General Partner amounting to approximately $7,000 for each period. At June 30, 2008 and December 31, 2007, approximately $92,000 and $59,000, respectively, of accountable administrative expenses remain unpaid and are included in due to affiliates.

During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $181,000 and $91,000, respectively, to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (7.00% at June 30, 2008) and was approximately $18,000 and $1,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, approximately $547,000 and $349,000, respectively, of advances and associated accrued interest remained unpaid and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $27,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Village Gardens Apartments
Fort Collins, Colorado	97%	97%

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

Results of Operations

The Partnership realized a net loss of approximately $64,000 and $85,000 for the three and six months ended June 30, 2008, respectively, compared to a net loss of approximately $25,000 and $86,000 for the three and six months ended June 30, 2007, respectively.  The increase in net loss for the three months ended June 30, 2008 is due to an increase in total expenses. Total revenues for the three months ended June 30, 2008 remained relatively constant as an increase in rental income was offset by a decrease in other income.  Net loss for the six months ended June 30, 2008 remained relatively constant as an increase in total revenues was offset by an increase in total expenses.  Total revenues increased for the six months ended June 30, 2008 due to an increase in both rental and other income.  Rental income increased for both the three and six months ended June 30, 2008 due to an increase in the average rental rate at the Partnership’s investment property.  Other income decreased for the three months ended June 30, 2008 due to a decrease in tenant utility reimbursements and lease cancellation fees at the Partnership’s investment property.  Other income increased for the six months ended June 30, 2008 primarily due to an increase in tenant utility reimbursements at the Partnership’s investment property.

Total expenses increased for the three and six months ended June 30, 2008 due to increases in operating, depreciation and interest expenses.  Both property tax expense and general and administrative expense remained relatively constant for the comparable periods. Operating expenses increased for the three months ended June 30, 2008 due to increases in property and management fee expenses partially offset by decreases in administrative and maintenance expenses.  Operating expenses increased for the six months ended June 30, 2008 due to increases in property, administrative, and management fee expenses partially offset by a decrease in maintenance expense.  Property expense increased for the three months ended June 30, 2008 primarily due to increases in salaries and related benefits and utility costs.  Property expense increased for the six months ended June 30, 2008 primarily due to increases in salaries and related benefits.  Administrative expenses decreased for the three months ended June 30, 2008 due to decreased training and travel and temporary help.  Administrative expenses increased for the six months ended June 30, 2008 due to increased office supplies, resident eviction costs and professional fees. Management fees increased for both the three and six months ended June 30, 2008 due to an increase in rental income upon which the fee is based.  Maintenance expense decreased for both the three and six months ended June 30, 2008 primarily due to decreases in maintenance materials and supplies.  Depreciation expense increased for both the three and six months ended June 30, 2008 due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense increased for both the three and six months ended June 30, 2008 due to an increase in interest expense on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, as a result of an increase in advances received partially offset by a decrease in interest expense due to principal payments on the mortgage encumbering the Partnership’s investment property.

Included in general and administrative expense for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008 the Partnership had cash and cash equivalents of approximately $15,000, compared to approximately $36,000 at June 30, 2007. Cash and cash equivalents decreased approximately $12,000, from December 31, 2007, due to approximately $135,000 of cash used in investing activities, partially offset by approximately $97,000 and $26,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $181,000 and $91,000, respectively, to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (7.00% at June 30, 2008) and was approximately $18,000 and $1,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, approximately $547,000 and $349,000, respectively, of advances and associated accrued interest remained unpaid and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2008, the Partnership completed approximately $81,000 of capital improvements at Village Gardens Apartments, consisting primarily of recreation facility improvements, and water heater, appliance, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, or advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership.  The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,528,000 matures in January 2021, at which time the mortgage is scheduled to be fully amortized.

There were no distributions made to the partners during the six months ended June 30, 2008 and 2007.  Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Six months ended
	June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 26	$ 23
Payments on mortgage notes payable	(84)	(79)
Property improvements and replacements	(135)	(92)
Changes in reserves for net operating
liabilities	38	12
Net cash used in operations	$ (155)	$ (136)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.23% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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