Form 10-Q
period 2008-09-30
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2008-11-13
CIK 730013

STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 35	$ 27
Receivables and deposits	52	41
Restricted escrow (Notes A and C)	800	--
Other assets	112	110
Investment property:
Land	420	420
Buildings and related personal property	5,529	5,399
	5,949	5,819
Less accumulated depreciation	(4,083)	(3,863)
	1,866	1,956
	$ 2,865	$ 2,134

Liabilities and Partners' Capital (Deficiency)
Liabilities held for sale:
Accounts payable	$ 70	$ 116
Tenant security deposit liabilities	33	28
Accrued property taxes	40	56
Other liabilities	132	118
Deferred revenue (Notes A and C)	800	--
Due to affiliates (Note B)	665	408
Mortgage note payable	3,484	3,612
	5,224	4,338

Partners' Capital (Deficiency)
General partners	236	238
Limited partners (42,302 units issued and
outstanding)	(2,595)	(2,442)
	(2,359)	(2,204)
	$ 2,865	$ 2,134

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	$ 279	$ 261	$ 816	$ 759
Other income	43	66	164	159
Total revenues	322	327	980	918

Expenses:
Operating	192	188	549	514
General and administrative	37	25	98	91
Depreciation	74	61	220	179
Interest	76	72	229	211
Property taxes	13	13	39	41
Total expenses	392	359	1,135	1,036

Net loss	$ (70)	$ (32)	$ (155)	$ (118)

Net loss allocated to general	$ (1)	$ --	$ (2)	$ (1)
partners (1%)
Net loss allocated to limited	(69)	(32)	(153)	(117)
partners (99%)
	$ (70)	$ (32)	$ (155)	$ (118)

Net loss per limited partnership unit	$ (1.63)	$ (.75)	$ (3.62)	$ (2.76)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	42,324	$ 2	$42,324	$42,326

Partners' capital (deficiency)
at December 31, 2007	42,302	$ 238	$(2,442)	$(2,204)

Net loss for the nine months
ended September 30, 2008	--	(2)	(153)	(155)

Partners' capital (deficiency)
at September 30, 2008	42,302	$ 236	$(2,595)	$(2,359)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (155)	$ (118)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	220	179
Amortization of loan costs	4	4
Change in accounts:
Receivables and deposits	(11)	(4)
Other assets	(6)	(14)
Accounts payable	(10)	(13)
Tenant security deposit liabilities	5	3
Accrued property taxes	(16)	(12)
Other liabilities	14	2
Due to affiliates	76	47
Net cash provided by operating activities	121	74

Cash flows from investing activities:
Property improvements and replacements	(166)	(137)
Deposit to restricted escrow	(800)	--
Deferred revenue	800	--
Net cash used in investing activities	(166)	(137)

Cash flows from financing activities:
Payments on mortgage note payable	(128)	(119)
Advances from affiliate	181	145
Net cash provided by financing activities	53	26

Net increase (decrease) in cash and cash equivalents	8	(37)
Cash and cash equivalents at beginning of period	27	93

Cash and cash equivalents at end of period	$ 35	$ 56

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 193	$ 201

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 28	$ 5

Included in property improvements and replacements for the nine months ended September 30, 2008 are approximately $64,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for both the three and nine months ended September 30, 2008 and 2007 are presented to reflect the operations of Village Gardens Apartments as discontinued operations. The Partnership entered into a sale contract on September 29, 2008 to sell Village Gardens Apartments to a third party (see Note C – Subsequent Event). In connection with the sale contract, the Partnership received a deposit of approximately $800,000. The deposit was recorded as a restricted escrow and deferred revenue. The respective assets and liabilities of Village Gardens Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $44,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $57,000 and $53,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are amounts related to construction management services provided by an affiliate of the Corporate General Partner amounting to approximately $13,000 and $11,000 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, approximately $108,000 and $59,000, respectively, of accountable administrative expenses remain unpaid and are included in due to affiliates. Subsequent to September 30, 2008 the balance owed to affiliates was paid in full with proceeds from the sale of Village Gardens Apartments (see Note C – Subsequent Event).

During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $181,000 and $145,000, respectively, to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008) and was approximately $28,000 and $4,000 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, approximately $557,000 and $349,000, respectively, of advances and associated accrued interest remained unpaid and are included in due to affiliates. Subsequent to September 30, 2008 the advances and accrued interest owed to AIMCO Properties, L.P. was paid in full with proceeds from the sale of Village Gardens Apartments (see Note C – Subsequent Event).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $27,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Subsequent Event

On October 22, 2008, the Partnership sold Village Gardens Apartments to a third party for a gross sales price of $8,000,000. The net proceeds realized by the Partnership were approximately $7,929,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,470,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership anticipates recognizing a gain of approximately $6,037,000 during the fourth quarter of 2008 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt of approximately $806,000 due to the write-off of unamortized loan costs and a prepayment penalty associated with the payment of the mortgage of approximately $733,000. Subsequent to September 30, 2008, the Partnership distributed approximately $2,413,000 of the net proceeds from the sale to its limited partners or approximately $57.04 per limited partnership unit.

Note D – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

VillageGardensApartments
Fort Collins, Colorado	97%	97%

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

Results of Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of discontinued operations for both the three and nine months ended September 30, 2008 and 2007 are presented to reflect the operations of Village Gardens Apartments as discontinued operations. The Partnership entered into a sale contract on September 29, 2008 to sell Village Gardens Apartments to a third party (see Item 1. Financial Statements Note C – Subsequent Event). In connection with the sale contract, the Partnership received a deposit of approximately $800,000. The deposit was recorded as a restricted escrow and deferred revenue. The respective assets and liabilities of Village Gardens Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007.

The Partnership realized a net loss of approximately $70,000 and $155,000 for the three and nine months ended September 30, 2008, respectively, compared to a net loss of approximately $32,000 and $118,000 for the three and nine months ended September 30, 2007, respectively.  The increase in net loss for the three months ended September 30, 2008 is due to an increase in total expenses.  Total revenues for the three months ended September 30, 2008 remained relatively constant as an increase in rental income was offset by a decrease in other income. The increase in net loss for the nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.  Total revenues increased for the nine months ended September 30, 2008 due to an increase in rental income.  Rental income increased for both the three and nine months ended September 30, 2008 due to an increase in the average rental rate at the Partnership’s investment property.  Other income decreased for the three months ended September 30, 2008 due to a one time receipt of unclaimed property that was discovered to belong to the Partnership during the third quarter of 2007, partially offset by an increase in tenant utility reimbursements at the Partnership’s investment property.

Total expenses increased for the three months ended September 30, 2008 due to increases in general and administrative, depreciation and interest expenses. Total expenses increased for the nine months ended September 30, 2008 due to increases in operating, general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for the comparable periods. Operating expenses increased for the nine months ended September 30, 2008 due to increases in property and management fee expenses, partially offset by a decrease in maintenance expense. Property expense increased for the nine months ended September 30, 2008 primarily due to increases in salaries and related benefits and utility costs.  Management fees increased for the nine months ended September 30, 2008 due to an increase in rental income upon which the fee is based. Maintenance expense decreased for the nine months ended September 30, 2008 primarily due to decreases in maintenance materials and supplies.  Depreciation expense increased for both the three and nine months ended September 30, 2008 due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense increased for both the three and nine months ended September 30, 2008 due to an increase in interest expense on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, as a result of an increase in advances received, partially offset by a decrease in interest expense due to principal payments on the mortgage encumbering the Partnership’s investment property.

General and administrative expense increased for the three and nine months ended September 30, 2008 primarily due to an increase in audit and tax preparation expenses. Included in general and administrative expense for the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008 the Partnership had cash and cash equivalents of approximately $35,000, compared to approximately $56,000 at September 30, 2007. Cash and cash equivalents increased approximately $8,000, from December 31, 2007, due to approximately $121,000 and $53,000 of cash provided by operating and financing activities, respectively, partially offset by $166,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and a deposit to restricted escrow related to the deposit received for the sale of Village Gardens Apartments, partially offset by the deferred recognition of the proceeds. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $181,000 and $145,000, respectively, to cover operating expenses at Village Gardens Apartments. Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008) and was approximately $28,000 and $4,000 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, approximately $557,000 and $349,000, respectively, of advances and associated accrued interest remained unpaid and are included in due to affiliates. Subsequent to September 30, 2008 the advances and accrued interest owed to AIMCO Properties, L.P. was paid in full with proceeds from the sale of Village Gardens Apartments (see Item 1. Financial Statements Note C – Subsequent Event).

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

During the nine months ended September 30, 2008, the Partnership completed approximately $130,000 of capital improvements at Village Gardens Apartments, consisting primarily of recreation facility improvements, and water heater, appliance, and floor covering replacements. These improvements were funded from operating cash flow. On October 22, 2008, the Partnership sold Village Garden Apartments to a third party.

The Partnership’s assets are thought to be generally sufficient for any near term needs of the Partnership.  The mortgage indebtedness encumbering Village Gardens Apartments of approximately $3,484,000 was scheduled to mature in January 2021, at which time the mortgage was scheduled to be fully amortized. The mortgage was repaid on October 22, 2008 with proceeds from the sale of Village Gardens Apartments.

There were no distributions made to the partners during the nine months ended September 30, 2008 and 2007. The Partnership’s cash available for distribution is reviewed on a monthly basis.  Subsequent to September 30, 2008, the Partnership distributed approximately $2,413,000 of the net proceeds received from the October 2008 sale of Village Gardens Apartments to its limited partners or approximately $57.04 per limited partnership unit. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

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

	Nine months ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 121	$ 74
Payments on mortgage note payable	(128)	(119)
Property improvements and replacements	(166)	(137)
Changes in reserves for net operating
liabilities	(52)	(9)
Net cash used in operations	$ (225)	$ (191)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.23% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits

            See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

(b)            Subscription Agreement and Signature Page (included as Exhibits 4 (A) and 4 (B) 8 to the Prospectus and incorporated herein by reference).

10(iii)                 Contracts related to refinancing of debt:

(g)            Multifamily Note dated December 15, 2000 between Shelter Properties VI and Reilly Mortgage Group, Inc., a District of Columbiacorporation, securing Village Gardens Apartments filed as Exhibit 10(iii)(g) to the Partnership’s Current Report on Form 8-K Filed February 1, 2001 and incorporated herein by reference.

(h)            Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter VI and Reilly Mortgage Group, Inc., a District of Columbiacorporation, securing Village Gardens Apartments.  Filed as Exhibit 10(iii)(h) to the Partnership’s Current Report on Form 8-K filed February 1, 2001 and incorporated herein by reference.

10(iv)            (o)   Agreement for Purchase and Sale and Joint Escrow Instructions between Shelter Properties VI Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 29, 2008. Incorporated herein by reference to current report on Form 8-K dated September 29, 2008.

10(iv)            (p)   First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Shelter Properties VI Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, a Delaware limited liability company, dated September 30, 2008. Incorporated herein by reference to current report on Form 8-K dated September 29, 2008.

10(iv)            (q)   Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Shelter Properties VI Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, a Delaware limited liability company, dated October 2, 2008. Incorporated herein by reference to current report on Form 8-K dated September 29, 2008.

10(v)             (r)   Third Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Shelter Properties VI Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, a Delaware limited liability company, dated October 21, 2008. Incorporated herein by reference to current report on Form 8-K dated October 22, 2008.

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