Form 10-K
period 2008-12-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2009-03-31
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A. of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership was engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership invested approximately $30,300,000 in eight existing apartment properties. The Partnership sold six of its properties and lost one property to foreclosure prior to 2007.  During the year ended December 31, 2008, the Partnership sold its remaining property, Village Gardens Apartments, to a third party. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

As of October 31, 2008, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property during October 2008. The Corporate General Partner estimates that the liquidation process will be completed by September 30, 2009. Because the success in realization of assets and settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. The property management services were performed at the Partnership's property by affiliates of the Corporate General Partner.

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations." included in "Item 7" of this Form 10-K.

Item 2.     Property

On October 22, 2008, the Partnership sold its sole investment property, Village Gardens Apartments, to a third party for a gross sales price of $8,000,000. The net proceeds realized by the Partnership were approximately $7,929,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,470,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,004,000, for the period January 1 through October 31, 2008, as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt for the period January 1 through October 31, 2008, of approximately $806,000 due to the write-off of unamortized loan costs and a prepayment penalty associated with the payment of the mortgage of approximately $732,000.

Capital Improvements

Village Gardens Apartments

For the period from January 1 through October 31, 2008, the Partnership completed approximately $135,000 of capital improvements at Village Gardens Apartments, consisting primarily of recreation facility improvements and water heater, appliance, and floor covering replacements. These improvements were funded from operating cash flow. On October 22, 2008, the Partnership sold Village Gardens Apartments to a third party.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                       PART II

Item 5.     Market for the Registrant's Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 42,324 limited partnership units (the "Units") aggregating $42,324,000, inclusive of 100 Units purchased by the Corporate General Partner. At December 31, 2008, the Partnership had 1,474 holders of record owning an aggregate of 42,289 Units. Affiliates of the Corporate General Partner owned 28,440 Units or 67.25% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit
Sale(1)	$ 2,413	$ 57.04	$ --	$ --

 (1)  Proceeds from the October 2008 sale of Village Gardens Apartments.

Subsequent to December 31, 2008, the Partnership distributed approximately $284,000 (approximately $6.71 per Unit) of additional sale proceeds to its limited partners. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.25% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.25% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

As of October 31, 2008, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Village Gardens Apartments, on October 22, 2008. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $4,980,000 for the period from January 1 through October 31, 2008 compared to a net loss of approximately $211,000 for the year ended December 31, 2007. The increase in net income is due to a gain on sale of discontinued operations in 2008, partially offset by an increase in loss from discontinued operations.

On October 22, 2008, the Partnership sold its sole investment property, Village Gardens Apartments, to a third party for a gross sales price of $8,000,000. The net proceeds realized by the Partnership were approximately $7,929,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,470,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,004,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $806,000 due to the write-off of unamortized loan costs and a prepayment penalty associated with the payment of the mortgage of approximately $732,000.

Excluding the impact of the gain on sale of discontinued operations in 2008, the Partnership’s loss from discontinued operations for the period from January 1 through October 31, 2008 was approximately $1,024,000 compared to a loss from discontinued operations of approximately $211,000 for the year ended December 31, 2007. For the period from January 1 through October 31, 2008, excluding the loss on extinguishment of debt and the effect of the change in total revenues, operating, depreciation, interest and property tax expenses, as a result of the sale of the Partnership’s only investment property on October 22, 2008, total expenses remained constant.

Included in general and administrative expenses for the period from January 1 through October 31, 2008 and the year ended December 31, 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2009 due to the sale of its remaining investment property (see “Note A” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At October 31, 2008 the Partnership had cash and cash equivalents of approximately $2,819,000 compared to approximately $27,000 at December 31, 2007. Cash and cash equivalents increased approximately $2,792,000 from December 31, 2007 due to approximately $7,730,000 of cash provided by investing activities, partially offset by approximately $4,682,000 and $256,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Village Gardens Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property, repayment of the mortgage note payable and payment of a prepayment penalty as a result of the sale of Village Gardens Apartments and repayment of advances from affiliates, partially offset by advances received from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

During the period from January 1 through October 31, 2008 and the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $181,000 and $339,000, respectively, to cover operating expenses and capital improvements at Village Gardens Apartments. During October 2008, the partnership repaid in full the outstanding advances and accrued interest of approximately $560,000, with the proceeds from the sale of Village Gardens Apartments. There were no such repayments during the year ended December 31, 2007. Interest was charged at the prime rate plus 2% and was approximately $31,000 and $10,000 for the period from January 1 through October 31, 2008 and the year ended December 31, 2007, respectively.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at October 31, 2008 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Corporate General Partner as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at October 31, 2008, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $63,000, which is included in the Statement of Changes in Partners’ Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (63)

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit
Sale(1)	$ 2,413	$ 57.04	$ --	$ --

 (1)  Proceeds from the October 2008 sale of Village Gardens Apartments.

Subsequent to December 31, 2008, the Partnership distributed approximately $284,000 (approximately $6.71 per Unit) of additional sale proceeds to its limited partners. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash (used in) provided by operating activities as disclosed in the statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” to Net Cash from Operations as defined in the Partnership Agreement.

	Period from
	January 1
	through	Year ended
	October 31,	December 31,
	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities	$ (256)	$ 144
Payments on mortgage notes payable	(142)	(161)
Property improvements and replacements	(199)	(388)
Changes in reserves for net operating
liabilities	263	(104)
Net cash used in operations	$ (334)	$ (509)

The Corporate General Partner may also designate a portion of cash generated from operations as other reserves in determining net cash from operations. Per the Partnership Agreement, the Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves for the period from January 1 through October 31, 2008 and the year ending December 31, 2007 were a decrease of approximately $263,000 and an increase of approximately $104,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, other liabilities and due to affiliates. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.25% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.25% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note B – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data

SHELTER PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

Statement of Net Assets in Liquidation - December 31, 2008

Statement of Changes in Net Assets in Liquidation – Period from November 1 through December 31, 2008

      Balance sheet - December 31, 2007

Statements of Discontinued Operations – Period from January 1 through October 31, 2008 and Year ended December 31, 2007

Statements of Changes in Partners' Capital/Net Assets in Liquidation – Period from January 1 through October 31, 2008 and Year ended December 31, 2007

Statements of Cash Flows – Period from January 1 through October 31, 2008 and Year ended December 31, 2007

      Notes to Financial Statements

      Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties VI

We have audited the balance sheet of Shelter Properties VI as of December 31, 2007, and the related statements of discontinued operations, changes in partners’ capital/net assets in liquidation, and cash flows for the year then ended, and the statements of discontinued operations, changes in partners’ capital/net assets in liquidation and cash flows for the period from January 1, 2008 to October 31, 2008. In addition, we have audited the statement of net assets in liquidation as of December 31, 2008, and the related statement of changes in net assets in liquidation for the period from November 1, 2008 to December 31, 2008. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, the Corporate General Partner of Shelter Properties VI decided to liquidate the Partnership effective October 31, 2008.  As a result, the Partnership changed its basis of accounting as of October 31, 2008 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties VI at December 31, 2007, and the results of its discontinued operations and its cash flows the year then ended and for the period from January 1, 2008 to October 31, 2008, its net assets in liquidation as of December 31, 2008, and the changes in its net assets in liquidation for the period from November 1, 2008 to December 31, 2008, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

Greenville, South Carolina

March 30, 2009

SHELTER PROPERTIES VI

STATEMENT OF NET ASSETS IN LIQUIDATION
(in thousands)

December 31, 2008

Assets
Cash and cash equivalents	$ 376

Liabilities
Other liabilities	27
Estimated costs to liquidate (Note B)	55
82

Net assets in liquidation	$ 294

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(in thousands)

Period from November 1 through December 31, 2008

Net assets in liquidation at November 1, 2008	$ 2,713

Revenues	--

Adjustment to estimated costs to be incurred through
September 30, 2009	--

Distribution paid	(2,413)

Costs paid during liquidation period	(6)

Net assets in liquidation at December 31, 2008	$ 294

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 27
Receivables and deposits		41
Other assets		110
Investment property (Note F):
Land	$ 420
Buildings and related personal property	5,399
	5,819
Less accumulated depreciation	(3,863)	1,956
		$ 2,134

Liabilities and Partners' Capital (Deficiency)

Liabilities
Accounts payable		$ 116
Tenant security deposit liabilities		28
Accrued property taxes		56
Other liabilities		118
Due to affiliates (Note E)		408
Mortgage note payable		3,612

Partners' Capital (Deficiency)
General partners	$ 238
Limited partners (42,302 units issued and outstanding)	(2,442)	(2,204)
		$ 2,134

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF DISCONTINUED OPERATIONS
(in thousands, except per unit data)

	Period from
	January 1
	through	Year ended
	October 31,	December 31,
	2008	2007
		(Restated)

Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	877	1,034
Other income	175	182
Total revenues	1,052	1,216

Expenses:
Operating	622	727
General and administrative	128	121
Depreciation	220	245
Interest	257	278
Property taxes	43	56
Loss on extinguishment of debt (Note F)	806	--
Total expenses	2,076	1,427

Loss from discontinued operations (Notes A and F)	(1,024)	(211)
Gain on sale of discontinued operations (Note F)	6,004	--
Net income (loss) (Note D)	$ 4,980	$ (211)

Net income (loss) allocated to general partners	$ 50	$ (2)
Net income (loss) allocated to limited partners	4,930	(209)
	$ 4,980	$ (211)

Per limited partnership unit:
Loss from discontinued operations	$(23.97)	$ (4.94)
Gain on sale of discontinued operations	140.51	--
Net income (loss)	$116.54	$ (4.94)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	42,324	$ 2	$ 42,324	$ 42,326

Partners' capital (deficiency) at
December 31, 2006	42,324	$ 240	$ (2,233)	$ (1,993)

Abandonment of limited
partnership units (Note B)	(22)	--	--	--

Net loss for the year ended
December 31, 2007	--	(2)	(209)	(211)

Partners' capital (deficiency) at
December 31, 2007	42,302	238	(2,442)	(2,204)

Abandonment of limited
partnership units (Note B)	(13)	--	--	--

Net income for the period ended
October 31, 2008	--	50	4,930	4,980

Partners' capital at
October 31, 2008	42,289	$ 288	$ 2,488	2,776

Adjustment to liquidation basis
(Notes A and C)				(63)

Net assets in liquidation
at November 1, 2008				$ 2,713

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENTS OF CASH FLOWS
(in thousands)

	Period from
	January 1
	through	Year ended
	October 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 4,980	$ (211)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	220	245
Amortization of loan costs	5	6
Gain on sale of discontinued operations	(6,004)	--
Loss on early extinguishment of debt	806	--
Change in accounts:
Receivables and deposits	(18)	(4)
Other assets	31	(1)
Accounts payable	(43)	20
Tenant security deposit liabilities	(28)	2
Accrued property taxes	(56)	2
Other liabilities	(94)	16
Due to affiliates	(55)	69
Net cash (used in) provided by operating
activities	(256)	144

Cash flows from investing activities:
Property improvements and replacements	(199)	(388)
Net proceeds from sale of discontinued operations	7,929	--
Net cash provided by (used in) investing
activities	7,730	(388)

Cash flows from financing activities:
Repayment of mortgage note payable	(3,470)	--
Payments on mortgage note payable	(142)	(161)
Advances from affiliate	181	339
Repayment of advances from affiliate	(519)	--
Prepayment penalty paid	(732)	--
Net cash (used in) provided by financing
activities	(4,682)	178

Net increase (decrease) in cash and cash equivalents	2,792	(66)

Cash and cash equivalents at beginning of period	27	93

Cash and cash equivalents at end of period	$ 2,819	$ 27

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 284	$ 267

Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ --	$ 64

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTE TO FINANCIAL STATEMENTS

December 31, 2008

Note A - Basis of Presentation

As of October 31, 2008, Shelter Properties VI (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note F – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at October 31, 2008 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Corporate General Partner’s estimates as of the date of the financial statements.

The Corporate General Partner estimates that the liquidation process will be completed by September 30, 2009.  Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for the period ended October 31, 2008 and the year ended December 31, 2007 reflect the operations of Village Gardens Apartments as loss from discontinued operations as a result of the property’s sale to a third party on October 22, 2008 (as discussed in “Note F”).

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership was organized as a limited partnership under the laws of the State of South Carolina on August 3, 1983. The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $373,000 and $7,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consisted of one apartment complex and was stated at cost.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects were capitalized where the costs of the project exceed $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the period ended October 31, 2008 or the year ended December 31, 2007. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the period ended October 31, 2008 or the year ended December 31, 2007.

Abandoned Units: During 2008 and 2007, the number of limited partnership units decreased by 13 and 22 units, respectively, due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $121,000, less accumulated amortization of approximately $42,000, are included in other assets as of December 31, 2007 and were being amortized over the term of the related loan agreement.  Amortization expense for 2008 and 2007 was approximately $5,000 and $6,000, respectively, and is included in interest expense.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership required security deposits from lessees for the duration of the lease and such deposits were included in receivables and deposits at December 31, 2007. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Advertising: The Partnership expensed the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $22,000 and $30,000 for the period January 1 through October 31, 2008 and the year ended December 31, 2007, respectively.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note C – Adjustment to Liquidation Basis of Accounting

At October 31, 2008, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $63,000, which is included in the Statement of Changes in Partners’ Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$ (63)

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective October 31, 2008 and accordingly, it did not have a statement of operations for the year ended December 31, 2008. The Federal taxable income for the year ended December 31, 2008 was approximately $5,524,000, $125.63 per limited partnership unit.

The following is a reconciliation of reported net loss and Federal taxable loss for the year ended December 31, 2007 (in thousands, except per unit data):

2007

Net loss as reported	$ (211)
Add (deduct):
Depreciation differences	41
Change in prepaid rental income	18
Gain on disposal	--
Other	(13)
Federal taxable loss	$ (165)
Federal taxable income per limited
partnership Unit (1)	$ 9.25

(1)   For 2008 and 2007, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable (loss) income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2008	2007
Net assets (liabilities) as reported	$ 294	$ (2,204)
Land and buildings	--	192
Accumulated depreciation	--	(776)
Syndication	5,286	5,286
Other	122	93

Net assets - tax basis	$ 5,702	$ 2,591

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $59,000 for the period from January 1 through October 31, 2008 and the year ended December 31, 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $81,000 and $102,000 for the period from January 1 through October 31, 2008 and the year ended December 31, 2007, respectively, which are included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the period from January 1 through October 31, 2008 and the year ended December 31, 2007 are amounts related to construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $45,000, respectively. At October 31, 2008 and December 31, 2007, approximately $15,000 and $59,000 of accountable administrative expenses were owed and were included in due to affiliates. No amounts were owed at December 31, 2008.

During the period from January 1 through October 31, 2008 and the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $181,000 and $339,000, respectively, to cover operating expenses and capital improvements at Village Gardens Apartments. Interest was charged at the prime rate plus 2% and was approximately $31,000 and $10,000 for the period from January 1 through October 31, 2008 and the year ended December 31, 2007, respectively. During October 2008, the Partnership repaid in full the outstanding advances and accrued interest of approximately $560,000, with the proceeds from the sale of Village Gardens Apartments. There were no such repayments during the year ended December 31, 2007. At December 31, 2007, approximately $349,000 of advances and accrued interest were owed and were included in due to affiliates. No amounts were owed at December 31, 2008.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the period from January 1 through October 31, 2008 and the year ended December 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.25% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.25% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note F – Disposition of Investment Property

On October 22, 2008, the Partnership sold its sole investment property, Village Gardens Apartments, to a third party for a gross sales price of $8,000,000. The net proceeds realized by the Partnership were approximately $7,929,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,470,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $6,004,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $806,000 due to the write-off of unamortized loan costs and a prepayment penalty associated with the payment of the mortgage of approximately $732,000.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in conjunction therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

                                      PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Corporate General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC
(an affiliate of AIMCO)	3,364	7.95%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	11,547	27.30%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	13,529	32.00%

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $59,000 for the period from January 1 through October 31, 2008 and the year ended December 31, 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $81,000 and $102,000 for the period from January 1 through October 31, 2008 and the year ended December 31, 2007, respectively, which are included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the period from January 1 through October 31, 2008 and the year ended December 31, 2007 are amounts related to construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $45,000, respectively. At October 31, 2008 and December 31, 2007, approximately $15,000 and $59,000 of accountable administrative expenses were owed and were included in due to affiliates. No amounts were owed at December 31, 2008.

During the period from January 1 through October 31, 2008 and the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $181,000 and $339,000, respectively, to cover operating expenses and capital improvements at Village Gardens Apartments. Interest was charged at the prime rate plus 2% and was approximately $31,000 and $10,000 for the period from January 1 through October 31, 2008 and the year ended December 31, 2007, respectively. During October 2008, the Partnership repaid in full the outstanding advances and accrued interest of approximately $560,000, with the proceeds from the sale of Village Gardens Apartments. There were no such repayments during the year ended December 31, 2007. At December 31, 2007, approximately $349,000 of advances and accrued interest were owed and were included in due to affiliates. No amounts were owed at December 31, 2008.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the period from January 1 through October 31, 2008 and the year ended December 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.25% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.25% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $38,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $15,000 and $7,000 for 2008 and 2007, respectively.

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Statement of Net Assets in Liquidation - December 31, 2008

Statement of Changes in Net Assets in Liquidation – Period from November 1 through December 31, 2008

      Balance sheet - December 31, 2007

Statements of Discontinued Operations – Period from January 1 through October 31, 2008 and Year ended December 31, 2007

Statements of Changes in Partners' Capital/Net Assets in Liquidation – Period from January 1 through October 31, 2008 and Year ended December 31, 2007

Statements of Cash Flows – Period from January 1 through October 31, 2008 and Year ended December 31, 2007

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit index

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2009
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

10(iv)                  Contracts related to disposition of property:

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