Form 10-Q
period 2009-03-31
SHELTER PROPERTIES VI LIMITED PARTNERSHIP
filed 2009-05-12
CIK 730013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

SHELTER PROPERTIES VI

STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 54	$ 376

Liabilities
Other liabilities	17	27
Estimated costs during the period of liquidation (Note B)	29	55
	46	82
Net assets in liquidation	$ 8	$ 294

Note: The statement of net assets in liquidation at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended March 31, 2009

Net assets in liquidation at January 1, 2009	$ 294

Adjustment to estimated costs to be incurred through
September 30, 2009	13

Distribution paid	(284)

Costs paid during liquidation period	(15)

Net assets in liquidation at end of period	$ 8

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three months ended March 31, 2008

Income from continuing operations	$ --
Loss from discontinued operations (Note A)
Revenues:
Rental income	264
Other income	88
Total revenues	352

Expenses:
Operating	184
General and administrative	29
Depreciation	73
Interest	76
Property taxes	11
Total expenses	373

Net loss	$ (21)

Net loss allocated to general partners	$ --
Net loss allocated to limited partners	(21)

$ (21)

Net loss per limited partnership unit	$ (0.50)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three months ended March 31, 2008

Cash flows from operating activities:
Net loss	$ (21)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	73
Amortization of loan costs	1
Bad debt	9
Change in accounts:
Receivables and deposits	(44)
Other assets	(10)
Accounts payable	(17)
Due to affiliates	25
Accrued property taxes	(17)
Other liabilities	(19)
Net cash used in operating activities	(20)

Cash flows from investing activities:
Property improvements and replacements	(81)

Cash flows from financing activities:
Payments on mortgage note payable	(41)
Advances from affiliate	138
Net cash provided by financing activities	97

Net decrease in cash and cash equivalents	(4)

Cash and cash equivalents at beginning of period	27
Cash and cash equivalents at end of period	$ 23

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 65
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 37

Included in property improvements and replacements for the three months ended March 31, 2008 are approximately $64,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of October 31, 2008, Shelter Properties VI (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”). The general partner responsible for management of the Partnership's business is Shelter Realty VI Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

The accompanying unaudited financial statements of Shelter Properties VI have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of discontinued operations for the three months ended March 31, 2008 reflects the operations of Village Gardens Apartments as loss from discontinued operations as a result of the property’s sale to a third party on October 22, 2008 (as discussed in “Note D”).

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting at October 31, 2008, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $63,000. The net adjustments are summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$ (63)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $15,000 for the three months ended March 31, 2008, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 for the three months ended March 31, 2008, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $7,000.

During the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $138,000 to fund operating expenses at Village Gardens Apartments. Interest was charged at the prime rate plus 2% and was approximately $8,000 for the three months ended March 31, 2008.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. The Partnership was charged by AIMCO and its affiliates approximately $14,000 for insurance coverage and fees associated with policy claims administration during the period from January 1 through October 31, 2008.

Note D - Disposition of Investment Property

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

Note E - Contingencies

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of October 31, 2008, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at October 31, 2008, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Corporate General Partner as of the date of the consolidated financial statements.

During the three months ended March 31, 2009, net assets in liquidation decreased by approximately $286,000. The decrease in net assets in liquidation is primarily due to a distribution to partners, and to a lesser extent, costs incurred during the liquidation period, partially offset by an increase in the estimated costs to be incurred during the period of liquidation.

The statement of net assets in liquidation as of March 31, 2009 includes approximately $29,000 of costs that the Corporate General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2009. Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond September 30, 2009, the projected liquidation date.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three months	Per limited	Three months	Per limited
	ended	Partnership	ended	Partnership
	March 31, 2009	Unit	March 31, 2008	Unit

Sale(1)	$ 284	$ 6.71	$ --	$ --

(1)   Additional proceeds from the October 2008 sale of Village Gardens Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash used in operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

Three months ended
March 31, 2008
(in thousands)
Net cash used in operating activities	$ (20)
Payments on mortgage notes payable	(41)
Property improvements and replacements	(81)
Changes in reserves for net operating
liabilities	82
Net cash used in operations	$ (60)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,440 Units in the Partnership representing 67.25% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.25% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Item 4T.    Controls and Procedures.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

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

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES VI

By: Shelter Realty VI Corporation
Corporate General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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